Form 10-Q
period 2012-06-30
TESARO, Inc.
filed 2012-07-27
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File #001-35587

TESARO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-2249687
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1000 Winter Street, Suite 3300
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

(339) 970-0900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 27, 2012 there were 27,100,669 shares of the registrant’s Common Stock, par value $.0001 per share, outstanding.

TESARO, INC.

(A Development Stage Company)

FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2012

PART I                  FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2011	June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$39,825	$68,882
Receivable from initial public offering (Note 1)	—	75,330
Other current assets	2,606	1,145
Total current assets	42,431	145,357

Property and equipment, net	118	130
Restricted cash	200	200
Other assets	130	291
Total assets	$42,879	$145,978

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$605	$941
Accrued expenses	2,980	3,697
Other current liabilities	11	8
Total current liabilities	3,596	4,646

Other non-current liabilities	3	—

Commitments and contingencies (Note 8)

Series A convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized at December 31, 2011 and June 30, 2012; 20,000,000 shares issued and outstanding at December 31, 2011 and June 30, 2012	21,570	21,570

Series O convertible preferred stock, $0.0001 par value; 1,500,000 shares authorized at December 31, 2011 and June 30, 2012; 1,500,000 shares issued and outstanding at December 31, 2011 and June 30, 2012	630	630

Series B convertible preferred stock, $0.0001 par value; 46,436,782 shares authorized at December 31, 2011 and June 30, 2012; 19,552,319 shares and 46,436,761 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	42,148	100,497

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 85,459,770 shares authorized at December 31, 2011 and June 30, 2012; 1,259,996 and 7,259,996 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	—	1
Additional paid-in capital	305	73,514
Deficit accumulated during the development stage	(25,373)	(54,880)
Total stockholders’ (deficit) equity	(25,068)	18,635
Total liabililities, convertible preferred stock and stockholders’ (deficit) equity	$42,879	$145,978

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

					The Period from
					March 26, 2010
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to June 30,
	2011	2012	2011	2012	2012

Expenses:
Research and development	$1,462	$11,532	$1,846	$19,682	$31,496
General and administrative	552	1,685	1,175	2,884	7,710
Acquired in-process research and development	—	7,000	500	7,000	14,130
Total expenses	2,014	20,217	3,521	29,566	53,336
Loss from operations	(2,014)	(20,217)	(3,521)	(29,566)	(53,336)
Interest income	7	39	11	59	117
Other loss	—	—	(1,010)	—	(1,661)
Net loss	$(2,007)	$(20,178)	$(4,520)	$(29,507)	$(54,880)

Net loss per share applicable to common stockholders - basic and diluted	$(4.11)	$(21.31)	$(9.75)	$(36.11)	$(105.40)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	488	947	463	817	521

Comprehensive Loss	$(2,007)	$(20,178)	$(4,520)	$(29,507)	$(54,880)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

			The Period from
			March 26, 2010
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2011	2012	2012

Operating activities
Net loss	$(4,520)	$(29,507)	$(54,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	500	7,000	14,130
Depreciation	14	26	68
Increase in fair value of investor rights obligation	1,010	—	1,661
Share based compensation expense	43	566	871
Changes in operating assets and liabilities:
Other assets	(273)	1,300	(1,436)
Accounts payable	228	336	941
Accrued expenses	283	(342)	2,638
Other liabilities	(6)	(6)	8
Net cash used in operating activities	(2,721)	(20,627)	(35,999)

Investing activities
Acquisition of product candidate licenses	(500)	(7,000)	(13,500)
Restricted cash	—	—	(200)
Purchase of property and equipment	(75)	(38)	(198)
Net cash used in investing activities	(575)	(7,038)	(13,898)

Financing activities
Accumulated issuance costs of initial public offering	—	(1,627)	(1,627)
Proceeds from sale of convertible preferred and common stock and related investor rights, net of issuance costs	49,605	58,349	120,406
Net cash provided by financing activities	49,605	56,722	118,779

Increase in cash and cash equivalents	46,309	29,057	68,882
Cash and cash equivalents at beginning of period	2,533	39,825	—
Cash and cash equivalents at end of period	$48,842	$68,882	$68,882

Non-cash investing and financing activities
Issuance of Series O convertible preferred stock	—	—	630
Settlement of investors rights obligations	3,829	—	3,829
Proceeds from initial public offering (Note 1)	—	75,330	75,330
Accrued issuance costs of initial public offering	—	1,059	1,059

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                     Description of Business

TESARO, Inc. (the “Company” or “TESARO”), is a development stage company that was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010. TESARO is headquartered in Waltham, Massachusetts.

TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients by identifying, acquiring, developing and commercializing cancer therapeutics and oncology supportive care products in the United States, Europe and other international markets. Since incorporation, primary activities have consisted of acquisition of product candidates, advancing development of its product candidates, developing intellectual property, recruiting personnel and raising capital. The Company has and intends to continue to in-license and/or acquire rights to oncology compounds in all stages of clinical development. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of June 30, 2012. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its product candidates and further its in-licensing and acquisition activities.

The Company has one business activity, which is the identification, acquisition, development and commercialization of oncology therapeutics and supportive care product candidates, and a single reporting and operating unit structure.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private equity financings and its initial public offering, and management expects operating losses and negative cash flows to continue for at least the next several years. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

Reverse Stock Split

On June 19, 2012, the Company effectuated a 1 for 3.50 reverse stock split of its common stock. The Company’s historical share and per share information has been retroactively adjusted to give effect to this reverse stock split.

Initial Public Offering

On June 28, 2012, the Company completed its initial public offering whereby the Company sold 6,000,000 shares of common stock at a price of $13.50 per share. The shares began trading on the NASDAQ Global Select Market on June 29, 2012.  The $75.33 million in proceeds from the initial public offering, which does not include proceeds from the underwriter over-allotment option and is net of underwriting discounts and commissions but before offering expenses, were recorded as a receivable as of June 30, 2012 as the proceeds were received on July 3, 2012, which was the closing date of the offering. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into 19,410,490 shares of common stock. On July 23, 2012, the underwriters exercised a portion of the over-allotment option granted to them in connection with the initial public offering, which option was for the purchase of up to an additional 900,000 shares of common stock.  As a result of this exercise, the Company sold an additional 430,183 shares of common stock to the underwriters and received an additional $5.4 million in proceeds, which is net of underwriting discounts and commissions.

2.                                     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by TESARO in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary TESARO UK Limited. All significant intercompany balances and transactions have been eliminated. The Company operates in one segment.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2012 and 2011.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2011 and the notes thereto, which are included in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-180309), which Prospectus was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on June 29, 2012.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  The most significant estimates and assumptions are used in, among other things, estimating research and development expense accruals and stock-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificate of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities.

Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2011 and June 30, 2012 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Money market funds	$39,337	$39,337	$—	$—
	$39,337	$39,337	$—	$—

June 30, 2012
Money market funds	$68,568	$68,568	$—	$—
	$68,568	$68,568	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Acquired In-Process Research and Development Expense

The Company has acquired the rights to develop and commercialize new product candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, are immediately expensed as acquired in-process research and development provided that no processes or activities have been obtained along with the license, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Stock-Based Compensation

Stock-based compensation is recognized as expense for all stock-based awards based on estimated fair values at the date of grant. The Company determines stock-based compensation at the option grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. Any changes to the estimated forfeiture rates are accounted for prospectively.

3.                                     Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include the Preferred Stock, outstanding stock options and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted net loss per share for the relevant periods during 2011 and 2012, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	As of June 30,
	2011	2012

Preferred stock	11,397	19,410
Outstanding stock options	62	1,845
Unvested restricted stock	741	473
Total	12,200	21,728

4.                                     Stock-Based Compensation

The Company maintains several equity compensation plans, including the 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”), the 2010 Stock Incentive Plan (the “2010 Incentive Plan”), and the 2012 Employee Stock Purchase Plan (the “2012 ESPP”).

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the Board of Directors. Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan. The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan

(which was an additional 6,857 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Incentive Plan which terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  Each year starting with 2013, the number of shares available for grants of awards under the 2012 Incentive Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors. Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  As of June 30, 2012, the Company has granted stock options covering 59,282 shares of common stock under the 2012 Incentive Plan and the exercise price of each option has been equal to the estimated fair value of the common stock as determined by the board of directors on the date of grant.

Under the 2010 Incentive Plan, which was approved by the Company’s board of directors and stockholders in March 2010, the Company was authorized to grant equity awards up to an aggregate 1,981,130 shares of common stock.  As of June 30, 2012, a total of 1,785,703 options and 188,570 restricted stock awards have been granted under the 2010 Incentive Plan.  As of April 27, 2012, the Company ceased making awards under the 2010 Incentive Plan and the remaining 6,857 shares available for future grants were added to the total number of shares reserved for issuance under the 2012 Incentive Plan.  For options granted to date, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant.

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

					The Period from
					March 26, 2010
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to June 30,
	2011	2012	2011	2012	2012

Research and development	$5	$94	$7	$151	$197
General and administrative	20	266	36	415	674
Total stock-based compensation expense	$25	$360	$43	$566	$871

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted-average
		fair value
	Shares	per share

Unvested at December 31, 2011	640,578	$0.14
Granted	—	—
Vested	(167,227)	0.21
Forfeited	—	—
Outstanding at June 30, 2012	473,351	$0.14

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted- average exercise price per share

Outstanding at December 31, 2011	893,564	$1.31
Granted	951,421	6.54
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2012	1,844,985	$4.00

At June 30, 2012, there was $64,000 and $5.5 million of total unrecognized compensation cost related to unvested restricted stock and unvested stock options, respectively.  As of June 30, 2012, the Company expects to recognize these costs over remaining weighted-average periods of 2.5 years and 3.5 years, respectively.

On June 6, 2012, the Board of Directors adopted the 2012 ESPP, and the stockholders approved it on June 18, 2012, to be effective in connection with the closing of the Company’s initial public offering. A total of 275,000 shares of common stock have been reserved for future issuance under the 2012 ESPP pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.

5.                                     Sale of Preferred Stock

In June 2011, the Company entered into the Series B Preferred Stock Purchase Agreement with various investors, as amended in July 2011 and March 2012 (the “Series B Purchase Agreement”). The Series B Purchase Agreement provided for the issuance of up to $101 million of Series B Preferred Stock, subject to various terms and conditions. On June 6, 2011 and July 7, 2011, the Company sold 18,390,796 shares and 1,161,523 shares, respectively, of Series B Preferred Stock pursuant to the Series B Purchase Agreement at a price of $2.175 per share, resulting in aggregate net proceeds to the Company of $42.1 million. Subject to the terms of the Series B Purchase Agreement, the Company was required to sell, and certain existing investors were required to purchase, up to an additional $58.5 million of Series B Preferred Stock upon the occurrence of, or in connection with, certain milestone events. Pursuant to the March 2012 amendment to the Series B Purchase Agreement, the Company and the existing investors agreed to accelerate the purchase and sale of the remaining shares of Series B Preferred Stock available for issuance under the Series B Purchase Agreement, notwithstanding the original milestones. On March 21, 2012, the Company sold an additional 26,884,442 shares of Series B Preferred Stock to existing investors pursuant to the Series B Purchase Agreement at a price of $2.175 per share, resulting in net proceeds to the Company of approximately $58.3 million. The Company evaluated the terms of the Series B Preferred Stock and concluded that an investor’s right to acquire additional shares of Series B Preferred Stock was not legally detachable and therefore was embedded and not required to be separated from Series B Preferred Stock.

The Company accounts for potentially beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. At the time of each of the issuances of convertible preferred stock, the common stock into which the Series A and B convertible preferred stock is convertible had a fair value less than the effective conversion price of the convertible preferred stock and as such, there was no intrinsic value on the respective commitment dates.

6.             Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

There were no significant income tax provisions or benefits for the three or six months ended June 30, 2011 and 2012.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

7.             Niraparib In-License

In May 2012, the Company entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), under which the Company obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans. The Company is not currently advancing MK-2512. Under the Merck license, the Company is obligated to use diligent efforts to develop and commercialize a licensed product. Under the terms of the license agreement, the Company was required to make an up-front payment to Merck of $7.0 million in June 2012. The Company is also required to make milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives. If commercial sales of niraparib commence, the Company will pay Merck tiered royalties at a percentage rate in the low teens based on worldwide annual net sales. None of the assets acquired have alternative future uses, nor have they reached a stage of technological feasibility. As no process or activities were acquired along with the license, the transaction has been accounted for as an asset acquisition and the entire purchase price of $7.0 million has been recorded as acquired in-process research and development expense.

8.                                     Commitments and Contingencies

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused.  The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

9.                                     Subsequent Events

On July 3, 2012, the Company filed an amended and restated certificate of incorporation, which, among other things, changed the number of authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares, both with a par value of $0.0001 per share.

As a result of a conversion occurring immediately prior to the closing of the Company’s initial public offering, on July 3, 2012, the 67,936,761 shares of convertible preferred stock outstanding as of June 30, 2012 converted into 19,410,490 shares of common stock.

In connection with the Company’s initial public offering, the Company granted the underwriters a 30-day option to purchase up to 900,000 additional shares of common stock at the initial public offering price to cover over-allotments, if any.  On July 23, 2012, the underwriters exercised a portion of this option and purchased 430,183 additional shares of common stock. As a result of this exercise, the Company received an additional $5.4 million in proceeds, which is net of underwriting discounts and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-180309), which Prospectus was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on June 29, 2012.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Examples of forward looking statements contained in this report include statements regarding the following: our intent to continue to leverage the experience and competencies of our senior management team; our expectation that research and development and general and administrative expenses will increase in the future; our expectations regarding our development plans for rolapitant and development plans and targeted indications for niraparib and for TSR-011; and our plans not to develop backup compounds to which we currently have rights;our estimate of the earliest date at which we might commercialize any of our products; and the forecast of the period of time through which our financial resources will be adequate to support our operations.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-180309), which Prospectus was filed with the SEC pursuant to Rule 424 on June 29, 2012.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients. We are currently developing three in-licensed product candidates and we intend to continue to leverage the experience and competencies of our senior management team to identify, acquire, develop and commercialize cancer therapeutics and oncology supportive care products that are safer and more effective than existing treatments.

Product Candidate Portfolio.    Our product candidate portfolio currently consists of three oncology-related product candidates:

• Rolapitant, a long-acting neurokinin-1, or NK-1, receptor antagonist currently in Phase 3 trials for the prevention of chemotherapy induced nausea and vomiting, or CINV;

• Niraparib, formerly known as MK-4827, is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor that has undergone a Phase 1 clinical trial in cancer patients as a monotherapy and is currently under evaluation by Merck & Co., Inc., or Merck, for use in combination with temozolomide for the treatment of solid tumors. We intend to evaluate niraparib for the treatment of patients with solid tumors; and

• TSR-011, an orally available anaplastic lymphoma kinase, or ALK, inhibitor (targeted anti-cancer agent) currently in preclinical development. We plan to test TSR-011 in clinical trials as a treatment for non-small cell lung cancer, or NSCLC, and potentially other cancer indications.

Development Stage Operations.    We commenced business operations in May 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product candidates, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from private placements of our preferred stock. On June 19, 2012, we effectuated a 1 for 3.50 reverse stock split of our common stock. Our historical share and per share information has been retroactively adjusted to give effect to this reverse stock split.

As of June 30, 2012, we had a deficit accumulated during the development stage of $54.9 million. Our net losses were $29.5 million, $16.4 million and $9.0 million for the six month period ended June 30, 2012, the year ended December 31, 2011 and for the period from March 26, 2010 (inception) to December 31, 2010, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates and general and administrative costs will increase as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

Rolapitant.    In December 2010, we entered into a license agreement with OPKO Health, Inc., or OPKO, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant. The license agreement also extended to an additional, backup compound, SCH900978, to which we have the same rights and obligations as rolapitant, but which we are not currently advancing. In consideration for this license, we paid OPKO $6.0 million upon signing the agreement and issued 1,500,000 shares of our Series O preferred stock. At the time of this transaction, the fair value of our Series O preferred stock was determined to be approximately $0.6 million. We are also required to make milestone payments to OPKO of up to an aggregate of $30.0 million if specified regulatory and initial commercial sales milestones are achieved. In addition, we are required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved. If commercial sales of rolapitant commence, we are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens. The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits. We will pay royalties on rolapitant until the later of the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable and twelve years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis. If we elect to develop and commercialize rolapitant in Japan through a third-party licensee we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions. OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States.

We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant. There were no ongoing clinical trials for rolapitant or the additional compound at the time of our acquisition of these rights.

Niraparib.    In May 2012, we entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans. We are not currently advancing MK-2512. Under the terms of the license agreement, we made an up-front payment to Merck of $7.0 million in June 2012. We are also required to make milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives. If commercial sales of niraparib commence, we will pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis.

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib. At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy. It is currently under evaluation by Merck for use in combination with temozolomide for the treatment of solid tumors. None of the assets to which we acquired rights have alternative future uses, nor have they reached a stage of technological feasibility. We have accounted for this transaction as an asset acquisition because we did not acquire any processes or activities in addition to the license. Accordingly, we recorded the entire purchase price of $7.0 million to acquired in-process research and development expense.

ALK Program.    In March 2011, we entered into a license agreement with Amgen, Inc., or Amgen, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell certain licensed ALK inhibitor compounds. Under the terms of the license agreement, we made an up-front payment to Amgen of $0.5 million. We are also required to make milestone payments to Amgen of up to an aggregate of $138.0 million if specified clinical development, regulatory, initial commercialization and annual net product sales milestones are achieved. If commercial sales of a product commence, we will pay Amgen tiered royalties at percentage rates ranging from the mid-single digits to slightly above the single digits based on cumulative worldwide net sales until the later of the last patent licensed from Amgen covering the product, the loss of regulatory exclusivity for the product, or the tenth anniversary of the first commercial sale of the product, in all cases, on a country-by-country and product-by-product basis.

We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize the ALK product candidates. At the time of the license transaction, ALK was a preclinical compound.

Preferred Stock Financing.    Since our inception on March 26, 2010, we have funded our operations primarily through the private placement of our equity securities. As of June 30, 2012, we had received $120.4 million in net proceeds from the issuance of preferred stock. As of June 30, 2012, our principal source of liquidity was cash and cash equivalents, which totaled $68.9 million.

Initial Public Offering.  On June 28, 2012, we completed our initial public offering whereby we sold 6,000,000 shares of common stock at a price of $13.50 per share. The shares began trading on the NASDAQ Global Select Market on June 29, 2012.  The $75.33 million in proceeds from the initial public offering, which does not include proceeds from the underwriter over-allotment option and is net of underwriting discounts and commissions but before offering expenses, were recorded as a receivable as of June 30, 2012 as the proceeds were received on July 3, 2012, which was the closing date of the offering. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into 19,410,490 shares of common stock. On July 23, 2012, the underwriters exercised a portion of the over-allotment option granted to them in connection with our initial public offering, which was for the purchase of up to an additional 900,000 shares of common stock.  As a result of this exercise, we sold an additional 430,183 shares of our common stock to the underwriters and we received an additional $5.4 million in proceeds, which is net of underwriting discounts and commissions.

Financial Operations Overview

The financial information presented from March 26, 2010 (inception) to December 31, 2010 is based solely on the results of TESARO, Inc.  Subsequent to January 1, 2011, the financial information is consolidated and includes the results of our wholly owned subsidiary in the United Kingdom. All intercompany transactions and balances are eliminated in this consolidation.

Revenue

To date, we have not generated any revenues. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products, including any of our product candidates that we have in-licensed, rolapitant, niraparib and TSR-011, or other products or product candidates that we may in-license or acquire in the future. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our products, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

• license fees related to the acquisition of in-licensed products, which are reported on our statements of operations as acquired in-process research and development;

• employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

• expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials and preclinical studies;

• the cost of acquiring, developing and manufacturing active pharmaceutical ingredients and clinical trial materials;

• facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

• costs associated with other preclinical activities and regulatory operations.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future. Our costs associated with rolapitant will increase as we continue to enroll our Phase 3 clinical trials and continue the development of both the oral and intravenous formulations. While we had no costs associated with niraparib prior to our acquisition of this product in May 2012, we expect to incur costs and expenses associated with the product as it is further developed. We expect costs associated with TSR-011 to increase as we expand the development activities for this program.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

The following table identifies research and development expenses and acquired in-process research and development expenses on a program-specific basis for our product candidates in-licensed through June 30, 2012. Personnel-related costs, depreciation and stock-based compensation are not allocated to a program, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below in thousands).

			The Period from
			March 26, 2010
	Six Months Ended June 30,		(Inception) to June 30,
	2011	2012	2012

Rolapitant Expenses
Acquired in-process research and development	$—	$—	$6,630
Research and development	1,168	14,683	23,738
Rolapitant total	1,168	14,683	30,368

Niraparib Expenses
Acquired in-process research and development	—	7,000	7,000
Research and development	—	—	—
Niraparib total	—	7,000	7,000

TSR-011 Expenses
Acquired in-process research and development	500	—	500
Research and development	35	2,058	2,746
TSR-011 total	535	2,058	3,246

Personnel and Other Expenses	643	2,941	5,012
Total	$2,346	$26,682	$45,626

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in executive and other administrative functions. Other general and administrative expenses include facility related costs, communication expenses and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in the future with the continued research and development and potential commercialization of our product candidates and as we operate as a public company. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Other Income and Expense

Other income and expense consists of interest income earned on cash and cash equivalents and expense related to the issuance of certain rights to Series A-1 preferred stock investors to purchase shares of Series A-2 preferred stock, or the Series A-2 Purchase Rights. The Series A-2 Purchase Rights provided for the purchase of preferred stock and were deemed to be legally detachable and separately exercisable, and therefore represented free-standing financial instruments that were accounted for as a liability. We recorded the fair value of the Series A-2 Purchase Rights at the date of issuance of the Series A-1 preferred stock and adjusted the carrying value of such rights to their estimated fair value at each reporting date. The estimated fair value was determined using a valuation model which considers the probability of achieving defined milestones, our cost of capital, the estimated period the Series A-2 Purchase Rights would be outstanding, consideration received for the instrument with such rights, the number of shares to be issued to satisfy such rights and at what price and any changes in the fair value of the underlying instrument to such rights. From the date of issuance to December 31, 2010 the estimated change in fair value of the Series A-2 Purchase Rights was $0.7 million. On February 10, 2011, the holders of the Series A-2 Purchase Rights exercised such rights. From January 1, 2011 to February 10, 2011, the estimated change in the fair value of the Series A-2 Purchase Rights resulted in other expense of $1.0 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2012

	Three Months Ended June 30,		Increase
	2011	2012	(Decrease)
		(in thousands)
Expenses:
Research and development	$1,462	$11,532	$10,070
General and administrative	552	1,685	1,133
Acquired in-process research and development	—	7,000	7,000
Total expenses	2,014	20,217	18,203

Loss from operations	(2,014)	(20,217)	(18,203)
Other income (expense), net	7	39	32

Net loss	$(2,007)	$(20,178)	$(18,171)

Research and Development Expenses.  Research and development expenses were $11.5 million for the three months ended June 30, 2012, compared to $1.5 million for the three months ended June 30,

2011, an increase of $10.0 million. The increase was primarily due to expenses related to the development of our in-licensed product candidates, rolapitant and TSR-011. Significant 2012 activities causing the increase in expense included:

• an increase of $7.8 million in costs associated with rolapitant clinical trials and the Phase 3 clinical program, including drug substance and drug product development, clinical supply manufacturing and distribution;

• an increase of $1.0 million associated with TSR-011 product development and IND enabling studies; and

• an increase of $1.2 million for salaries, benefits and other personnel costs to support the growth of our development activities.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2012 were $1.7 million compared to $0.6 million for the three months ended June 30, 2011, an increase of $1.1 million. The increase was due primarily to an increase of $0.8 million in professional and consulting fees and $0.3 million in personnel related and other expenses to support corporate operational activities including certain additional costs associated with preparations for public company operations.

Acquired In-Process Research and Development Expenses.  We had acquired in-process research and development expenses of $7.0 million for the three months ended June 30, 2012, compared to none for the three months ended June 30, 2011. The increase was due to the up-front acquisition costs associated with the May 2012 acquisition of licensing rights for our niraparib program. We paid $7.0 million in cash and recognized the entire amount as acquired in-process research and development expense to acquire the licensing rights to our niraparib program during the three months ended June 30, 2012 and had no similar expenses in the three months ended June 30, 2011.

Other Income (expense), Net.  Other income is primarily comprised of interest income earned on cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2011 and 2012

	Six Months Ended June 30,		Increase
	2011	2012	(Decrease)
		(in thousands)
Expenses:
Research and development	$1,846	$19,682	$17,836
General and administrative	1,175	2,884	1,709
Acquired in-process research and development	500	7,000	6,500
Total expenses	3,521	29,566	26,045

Loss from operations	(3,521)	(29,566)	(26,045)
Other income (expense), net	(999)	59	1,058

Net loss	$(4,520)	$(29,507)	$(24,987)

Research and Development Expenses.  Research and development expenses were $19.7 million for the six months ended June 30, 2012, compared to $1.8 million for the six months ended June 30, 2011, an increase of $17.8 million. The increase was primarily due to expenses related to the development of our in-licensed product candidates, rolapitant and TSR-011. Significant 2012 activities causing the increase in expense included:

• an increase of $13.5 million in costs associated with rolapitant clinical trials and the Phase 3 clinical program, including drug product development, clinical supply manufacturing and distribution;

• an increase of $2.0 million associated with TSR-011 product development and IND enabling studies, which was not acquired until March 2011; and

• an increase of $2.3 million for salaries, benefits and other personnel costs to support the growth of our development activities.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2012 were $2.9 million compared to $1.2 million for the six months ended June 30, 2011, an increase of $1.7 million. The increase was due primarily to an increase of $1.1 million in professional and consulting fees and $0.6 million in personnel related and other expenses to support corporate operational activities including certain additional costs associated with preparations for public company operations.

Acquired In-Process Research and Development Expenses.  We had acquired in-process research and development expenses of $7.0 million for the six months ended June 30, 2012, compared to $0.5 million for the six months ended June 30, 2011. The increase was due to the difference in up-front acquisition costs associated with our obtaining licensing rights for different products during these time periods. We paid $7.0 million in cash and recognized the entire amount as acquired in-process research and development expense to acquire the licensing rights to our niraparib program in the six months ended June 30, 2012.  We paid $0.5 million in cash and recognized $0.5 million as acquired in-process research and development expense to acquire the licensing rights to our ALK program in the six months ended June 30, 2011.

Other Income (expense), Net.  Other income (expense), net was $59,000 for the six months ended June 30, 2012, compared to ($1.0) million for the six months ended June 30, 2011, an increase of approximately $1.1 million. The increase was primarily due to the change in value of the Series A-2 Purchase Rights issued in connection with the issuance of 10,000,000 shares of Series A-1 preferred stock on May 10, 2010. The Company recorded the fair value of the Series A-2 Purchase Rights at the date of issuance of the Series A-1 preferred stock and adjusted the carrying value of such rights to their estimated fair value at each reporting date and upon settlement. On February 10, 2011, the holders of the Series A-2 Purchase Rights exercised such rights. From January 1, 2011 to February 10, 2011, the estimated change in fair value of the Series A-2 Purchase Rights was $1.0 million.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue. Since our inception on March 26, 2010, we have funded our operations primarily through the private placement of our equity securities.  In connection with the Series B Purchase Agreement, we issued 26,884,442 shares of our Series B preferred stock to certain existing investors on March 21, 2012 for additional net proceeds of approximately $58.3 million.  As of June 30, 2012, we have received $120.4 million in net proceeds from the issuance of preferred stock.

As of June 30, 2012, our principal source of liquidity was cash and cash equivalents, which totaled $68.9 million, and does not include the anticipated net proceeds from our initial public offering.  In July 2012, we received approximately $72.6 million in net proceeds upon the closing of our initial public offering, representing the gross proceeds of the offering less underwriter commissions and discounts and related offering expenses, but not including any proceeds received from the exercise of the underwriters’ over-allotment option.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,721)	$(20,627)
Investing activities	(575)	(7,038)
Financing activities	49,605	56,722

Net increase in cash and cash equivalents	46,309	29,057

Cash Flows from Operating Activities.

The use of cash in both the six months ended June 30, 2011 and 2012 resulted primarily from our net losses adjusted for non-cash charges and favorable changes in components of working capital. The increase of $17.9 million in cash used in operating activities for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is primarily due to an increase in research and development expenses as we continued to progress rolapitant and TSR-011 development programs.  This increase included increased spending on external research and development costs, in particular higher costs associated with our rolapitant clinical program coupled with increased costs associated with development personnel, partially offset by increases in the balance of accounts payable and accrued expenses.

Cash Flows from Investing Activities

The increase of $6.5 million in cash used in investing activities for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due primarily to the $7.0 million cash payment with respect to our acquisition of the licensing rights for niraparib during June of 2012.

Cash Flows from Financing Activities

The increase of $7.1 million in cash provided by financing activities for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due primarily to the issuance of 26,884,442 shares of Series B preferred stock for net proceeds of approximately $58.3 million in March of 2012 offset by $1.6 million of issuance costs related to our initial public offering which closed on July 3, 2012.

Operating Capital Requirements

Assuming that we successfully complete clinical trials and obtain the requisite regulatory approvals, we do not anticipate commercializing any of our product candidates until 2014 at the earliest. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and interest thereon plus the $80.7 million in net proceeds from our initial public offering, which includes the proceeds from the exercise of the underwriters’ overallotment option and is net of underwriting discounts and commissions but before offering expenses, together will be sufficient to fund our projected operating requirements for at least the next 12 months.  However, we may require additional capital to complete development of our product candidates and, if any of our product candidates receive regulatory approval, to commercialize our product candidates.  If we acquire or in-license additional product candidates or approved products, consistent with our strategy to expand our product portfolio, we may need to raise additional capital sooner than we would otherwise expect.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of debt or equity securities it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

• the initiation, progress, timing, costs and results of clinical trials for our product candidates and future product candidates we may in-license, including our Phase 3 clinical trials for rolapitant and the further development of niraparib;

• the attainment of milestones and our need to make royalty payments to OPKO, Merck or Amgen, or to any other future product candidate licensor, if any, under our in-licensing agreements;

• the number and characteristics of product candidates that we in-license and develop;

• the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

• the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

• the effect of competing technological and market developments;

• the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

• the cost of establishing sales, marketing and distribution capabilities for rolapitant or any product candidates for which we may receive regulatory approval.

If a lack of available capital results in an inability to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-180309), which Prospectus was filed with the SEC pursuant to Rule 424 on June 29, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-180309), which Prospectus was filed with the SEC pursuant to Rule 424 on June 29, 2012. There have not been any material changes to our critical accounting policies since December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2011 and June 30, 2012, we had cash and cash equivalents of $39.8 million and $68.9 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities. Our securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rule 13a-15(e) or Rule 15d-15(e), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-180309), which Prospectus was filed with the SEC pursuant to Rule 424 on June 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 33-180309) that was declared effective by the Securities and Exchange Commission on June 27, 2012. On June 27, 2012, we sold 6,000,000 shares of common stock at an initial public offering price to the public of $13.50 per share. The offering closed on July 3, 2012. Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Leerink Swann LLC were the managing underwriters for the offering.

The aggregate gross proceeds in the offering of the 6,000,000 shares were $81.0 million. We paid to the underwriters underwriting discounts and commissions of approximately $5.7 million in connection with the offering. In addition, we incurred expenses of approximately $2.7 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $8.4 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $72.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Because the closing of our initial public offering occurred on July 3, 2012, as of June 30, 2012, we had not received the net proceeds from the sale of these securities and therefore had used none of the proceeds to fund operations, capital expenditures, working capital and other general corporate purposes.

On July 23, 2012, the underwriters exercised a portion of the over-allotment option granted to them in connection with the initial public offering, which option was for the purchase of up to an additional 900,000 shares of common stock.  As a result of this exercise, the Company sold an additional 430,183 shares of common stock to the underwriters and received an additional $5.4 million in proceeds, which is net of underwriting discounts and commissions.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer

Date: July 27, 2012

TESARO, INC.

By:	/s/ Richard J. Rodgers
Richard J. Rodgers
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Date: July 27, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
1.1(1)	Underwriting Agreement dated July 3, 2012, by and among the Company, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Leerink Swann LLC.
3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

(1)                                  Filed as an exhibit to the Registrant’s Form 8-K filed on July 3, 2012 (File No. 001-35587)