Form 10-Q
period 2012-09-30
TESARO, Inc.
filed 2012-10-26
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 25, 2012 there were 27,125,438 shares of the registrant’s Common Stock, par value $.0001 per share, outstanding.

TESARO, INC.

(A Development Stage Company)

FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

		Page No.
PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and 2012 and the period from March 26, 2010 (inception) through September 30, 2012	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2012 and the period from March 26, 2010 (inception) through September 30, 2012	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION
Item 1a	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	30

SIGNATURES

CERTIFICATIONS

PART I                  FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2011	September 30, 2012

Assets
Current assets:
Cash and cash equivalents	$39,825	$138,580
Other current assets	2,606	1,883
Total current assets	42,431	140,463

Property and equipment, net	118	173
Restricted cash	200	200
Other assets	130	364

Total assets	$42,879	$141,200

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$605	$1,877
Accrued expenses	2,980	5,777
Other current liabilities	11	6
Total current liabilities	3,596	7,660

Other non-current liabilities	3	—

Commitments and contingencies (Note 8 and 9)

Convertible preferred stock, $0.0001 par value; 67,936,782 shares and no shares authorized at December 31, 2011 and September 30, 2012, respectively; 41,052,319 shares and no shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively (Note 5)	64,348	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; no shares and 10,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; no shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Common stock, $0.0001 par value; 85,459,770 and 100,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; 1,259,996 and 27,108,794 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	—	3
Additional paid-in capital	305	201,976
Deficit accumulated during the development stage	(25,373)	(68,439)
Total stockholders’ (deficit) equity	(25,068)	133,540
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$42,879	$141,200

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

					The Period from
					March 26, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to September 30,
	2011	2012	2011	2012	2012

Expenses:
Research and development	$1,921	$11,876	$3,767	$31,558	$43,372
General and administrative	893	1,736	2,068	4,620	9,446
Acquired in-process research and development	—	—	500	7,000	14,130
Total expenses	2,814	13,612	6,335	43,178	66,948

Loss from operations	(2,814)	(13,612)	(6,335)	(43,178)	(66,948)
Interest income	14	53	25	112	170
Other loss	—	—	(1,010)	—	(1,661)
Net loss	$(2,800)	$(13,559)	$(7,320)	$(43,066)	$(68,439)

Net loss per share applicable to common stockholders - basic and diluted	$(5.20)	$(0.52)	$(14.98)	$(4.62)	$(22.19)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	539	26,130	489	9,316	3,084

Comprehensive Loss	$(2,800)	$(13,559)	$(7,320)	$(43,066)	$(68,439)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

			The Period from
			March 26, 2010
	Nine Months Ended September 30,		(Inception) to September 30,
	2011	2012	2012

Operating activities
Net loss	$(7,320)	$(43,066)	$(68,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	500	7,000	14,130
Depreciation	24	43	85
Increase in fair value of investor rights obligation	1,010	—	1,661
Share based compensation expense	148	1,006	1,311
Changes in operating assets and liabilities:
Other assets	(255)	489	(2,247)
Accounts payable	252	1,272	1,877
Accrued expenses	708	2,797	5,777
Other liabilities	(6)	(8)	6
Net cash used in operating activities	(4,939)	(30,467)	(45,839)

Investing activities
Acquisition of product candidate licenses	(500)	(7,000)	(13,500)
Restricted cash	—	—	(200)
Purchase of property and equipment	(93)	(98)	(258)
Net cash used in investing activities	(593)	(7,098)	(13,958)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	77,960	77,960
Proceeds from exercise of stock options	—	11	11
Proceeds from sale of convertible preferred and common stock and related investor rights, net of issuance costs	52,131	58,349	120,406
Net cash provided by financing activities	52,131	136,320	198,377

Increase in cash and cash equivalents	46,599	98,755	138,580
Cash and cash equivalents at beginning of period	2,533	39,825	—
Cash and cash equivalents at end of period	$49,132	$138,580	$138,580

Non-cash investing and financing activities
Issuance of Series O convertible preferred stock	—	—	630
Settlement of investors rights obligations	3,829	—	3,829
Conversion of convertible preferred stock to common stock	—	122,697	122,697

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

TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients by identifying, acquiring, developing and commercializing cancer therapeutics and oncology supportive care products in the United States, Europe and other international markets. Since incorporation, the Company’s primary activities have consisted of acquiring product candidates, advancing development of its product candidates, developing intellectual property, recruiting personnel and raising capital. The Company has and intends to continue to in-license and/or acquire rights to oncology compounds in all stages of clinical development. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of September 30, 2012. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its product candidates and further its in-licensing and acquisition activities.

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

Initial Public Offering

On June 28, 2012, the Company completed its initial public offering whereby the Company sold 6,000,000 shares of common stock at a price of $13.50 per share. The shares began trading on the NASDAQ Global Select Market on June 29, 2012, and the transaction closed on July 3, 2012. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into 19,410,490 shares of common stock. On July 23, 2012, the underwriters purchased an additional 430,183 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, the Company received aggregate net proceeds of approximately $78.0 million, which is net of underwriting discounts and commissions and offering expenses.

In connection with the completion of its initial public offering, on July 3, 2012, the Company filed an amended and restated certificate of incorporation, which, among other things, changed the number of authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2012 and 2011.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2011 and September 30, 2012 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Money market funds	$39,337	$39,337	$—	$—

	$39,337	$39,337	$—	$—

September 30, 2012
Money market funds	$137,850	$137,850	$—	$—

	$137,850	$137,850	$—	$—

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

The amounts in the table below were excluded from the calculation of diluted net loss per share for the relevant periods during 2011 and 2012, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	As of September 30,
	2011	2012

Preferred stock	11,729	—
Outstanding stock options	815	2,069
Unvested restricted stock	691	411

Total	13,235	2,480

4.                                     Stock-Based Compensation

The Company maintains several equity compensation plans, including the 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”), the 2010 Stock Incentive Plan (the “2010 Incentive Plan”), and the 2012 Employee Stock Purchase Plan (the “2012 ESPP”).

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors. Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan. The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (which was an additional 6,857 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Incentive Plan which terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  Each year starting with 2013, the number of shares available for grants of awards under the 2012 Incentive Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors. Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  As of September 30, 2012, the Company has granted stock options covering 292,104 shares of common stock under the 2012 Incentive Plan and the exercise price of each option has been equal to the closing price of a share of our common stock on the grant date or the fair value as determined by the board of directors on the grant date.

Under the 2010 Incentive Plan, which was approved by the Company’s board of directors and stockholders in March 2010, the Company was authorized to grant equity awards up to an aggregate 1,981,130 shares of common stock.  As of September 30, 2012, a total of 1,785,703 options and 188,570 restricted stock awards have been granted, and 8,125 options have been exercised, under the 2010 Incentive Plan.  As of April 27, 2012, the Company ceased making awards under the 2010 Incentive Plan and the remaining 6,857 shares available for future grants were added to the total number of shares reserved for issuance under the 2012 Incentive Plan.  For options granted to date, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant.

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

					The Period from
					March 26, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to September 30,
	2011	2012	2011	2012	2012

Research and development	$8	$166	$15	$317	$363
General and administrative	97	274	133	689	948
Total stock-based compensation expense	$105	$440	$148	$1,006	$1,311

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted-average
		fair value
	Shares	per share

Unvested at December 31, 2011	640,578	$0.14
Granted	—	—
Vested	(229,236)	0.18
Forfeited	—	—
Unvested at September 30, 2012	411,342	$0.14

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted-average exercise price per share

Outstanding at December 31, 2011	893,564	$1.31
Granted	1,184,243	7.87
Exercised	(8,125)	1.33
Cancelled	(714)	6.62
Outstanding at September 30, 2012	2,068,968	$5.06

At September 30, 2012, there was $56,000 and $6.9 million of total unrecognized compensation cost related to unvested restricted stock and unvested stock options, respectively.  As of September 30, 2012, the Company expects to recognize these costs over remaining weighted-average periods of 2.3 years and 3.4 years, respectively.

On June 6, 2012, the board of directors adopted the 2012 ESPP, and the stockholders approved it on June 18, 2012, to be effective in connection with the closing of the Company’s initial public offering. A total of 275,000 shares of common stock have been reserved for future issuance under the 2012 ESPP pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  The Company has not begun any offering periods under the 2012 ESPP.

5.                                     Convertible Preferred Stock

On July 3, 2012, immediately prior to the closing of the Company’s initial public offering, 67,936,761 outstanding shares of the Company’s convertible preferred stock were converted into 19,410,490 shares of its common stock. As of September 30, 2012, the Company does not have any convertible preferred stock issued or outstanding.

Prior to the closing of the initial public offering, the Company’s Convertible Preferred Stock consisted of the following (in thousands, except share and per share amounts):

	December 31, 2011	September 30, 2012
Series A Convertible Preferred Stock, $0.0001 par value: 20,000,000 shares authorized, issued and outstanding at December 31, 2011	$21,570	$—
Series O Convertible Preferred Stock, $0.0001 par value: 1,500,000 shares authorized, issued and outstanding at December 31, 2011	630	—
Series B Convertible Preferred Stock, $0.0001 par value: 46,436,782 shares authorized at December 31, 2011; 19,552,319 shares issued and outstanding at December 31, 2011	42,148	—

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

There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2011 and 2012.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

7.                                      Niraparib In-License

In May 2012, the Company entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), under which the Company obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans. The Company is not currently advancing MK-2512. Under the Merck license, the Company is obligated to use diligent efforts to develop and commercialize a licensed product. Under the terms of the license agreement, the Company was required to make an up-front payment to Merck of $7.0 million in June 2012. The Company is also required to make milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives. If commercial sales of niraparib commence, the Company will pay Merck tiered royalties at a percentage rate in the low teens based on worldwide annual net sales. As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility. As no process or activities were acquired along with the license, the transaction has been accounted for as an asset acquisition and the entire purchase price of $7.0 million has been recorded as acquired in-process research and development expense.

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

9.                                     Subsequent Events

Facility Lease

Effective October 15, 2012, the Company entered into a lease agreement for certain real property located at 1000 Winter Street, Waltham, Massachusetts to be utilized as the Company’s principal executive offices.  The term of the lease will begin on the earlier of April 1, 2013 or when the Company either takes occupancy of the premises or the landlord completes certain improvements and will continue until March 31, 2015.  The Company will recognize rent expense on this facility on a straight-line basis over the term of the lease.

The lease requires the Company to pay rent as follows (in thousands):

Period	Minimum Lease Payments

Year Ending December 31, 2012	$—
Year Ending December 31, 2013	541
Year Ending December 31, 2014	755
Year Ending December 31, 2015	189
Year Ending December 31, 2016	—
Thereafter	—
Total	$1,485

In addition to base rent, the Company may also be required to pay a proportionate share of certain of the landlord’s annual operating costs above certain base amounts. In connection with this new lease, the Company is required to deliver to the landlord a security deposit of approximately $0.2 million.

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

Examples of forward looking statements contained in this report include statements regarding the following: our intent to continue to leverage the experience and competencies of our senior management team; our expectation that research and development and general and administrative expenses will increase in the future; our expectations regarding our development plans for rolapitant and development plans and targeted indications for niraparib and for TSR-011; and our plans not to develop backup compounds to which we currently have rights; our estimate of the earliest date at which we might commercialize any of our products; and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

• Niraparib, formerly known as MK-4827, is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor that has undergone a Phase 1 clinical trial in cancer patients as a monotherapy and is currently under evaluation by Merck & Co., Inc., or Merck, for use in combination with temozolomide for the treatment of solid tumors. We intend to evaluate niraparib for the treatment of patients with solid tumors; and

• TSR-011, an orally available anaplastic lymphoma kinase, or ALK, inhibitor (targeted anti-cancer agent) for which we recently announced that the Investigational New Drug (IND) application has become effective. We plan to test TSR-011 in clinical trials as a treatment for non-small cell lung cancer, or NSCLC, and potentially other cancer indications.

Development Stage Operations.    We commenced business operations in May 2010. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product candidates, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any revenues and have financed our operations with net proceeds from private placements of our preferred stock and an initial public offering of our common stock. On June 19, 2012, we effectuated a 1 for 3.50 reverse stock split of our common stock. Our historical share and per share information has been retroactively adjusted to give effect to this reverse stock split.

As of September 30, 2012, we had a deficit accumulated during the development stage of $68.4 million. Our net losses were $43.1 million, $16.4 million and $9.0 million for the nine month period ended September 30, 2012, the year ended December 31, 2011 and for the period from March 26, 2010 (inception) to December 31, 2010, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates and general and administrative costs will increase as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize the ALK product candidates. At the time of the license transaction, ALK was a preclinical compound.  We recently announced that the IND application has become effective and that we plan to dose the first patient in a Phase 1/2 clinical study within the next few months.

Private Placements of Securities and Initial Public Offering.    As of September 30, 2012, our principal source of liquidity was cash and cash equivalents, which totaled $138.6 million. Since our inception on March 26, 2010, we have funded our operations primarily through the private placement of our equity securities and an initial public offering of our common stock. As of September 30, 2012, we had received $120.4 million in net proceeds from the issuance of preferred stock. On June 28, 2012, the Company completed its initial public offering whereby the Company sold 6,000,000 shares of common stock at a price of $13.50 per share. The shares began trading on the NASDAQ Global Select Market on June 29, 2012, and the transaction closed on July 3, 2012. Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into 19,410,490 shares of common stock. On July 23, 2012, the underwriters purchased an additional 430,183 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, the Company received aggregate net proceeds of approximately $78.0 million, which is net of underwriting discounts and commissions and offering expenses.

Financial Operations Overview

The financial information presented from March 26, 2010 (inception) to December 31, 2010 is based solely on the results of TESARO, Inc.  Subsequent to January 1, 2011, the financial information is consolidated and includes the results of our wholly owned subsidiary in the United Kingdom. All intercompany transactions and balances are eliminated in consolidation.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future. Our costs associated with rolapitant will increase as we continue to enroll our Phase 3 clinical trials and continue the development of both the oral and intravenous formulations. While we have not had significant costs to date associated with niraparib, we expect to incur increasing costs and expenses associated with the product as it is further developed. We expect costs associated with TSR-011 to increase as we begin clinical development activities for this program.

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

The following table identifies research and development expenses and acquired in-process research and development expenses on a program-specific basis for our product candidates in-licensed through September 30, 2012. Personnel-related costs, depreciation and stock-based compensation are not allocated to a program, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below (in thousands).

			The Period from
			March 26, 2010
	Nine Months Ended September 30,		(Inception) to September 30,
	2011	2012	2012

Rolapitant Expenses
Acquired in-process research and development	$—	$—	$6,630
Research and development	2,359	24,184	33,239
Rolapitant total	2,359	24,184	39,869

Niraparib Expenses
Acquired in-process research and development	—	7,000	7,000
Research and development	—	70	70
Niraparib total	—	7,070	7,070

TSR-011 Expenses
Acquired in-process research and development	500	—	500
Research and development	265	2,536	3,224
TSR-011 total	765	2,536	3,724

Personnel and Other Expenses	1,143	4,768	6,839
Total	$4,267	$38,558	$57,502

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

We anticipate that our general and administrative expenses will increase in the future with continued research and development activities, potential commercialization of our product candidates and continued costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2012

	Three Months Ended September 30,		Increase
	2011	2012	(Decrease)
		(in thousands)
Expenses:
Research and development	$1,921	$11,876	$9,955
General and administrative	893	1,736	843
Acquired in-process research and development	—	—	—
Total expenses	2,814	13,612	10,798

Loss from operations	(2,814)	(13,612)	(10,798)
Other income (expense), net	14	53	39

Net loss	$(2,800)	$(13,559)	$(10,759)

Research and Development Expenses.    Research and development expenses were $11.9 million for the three months ended September 30, 2012, compared to $1.9 million for the three months ended September 30, 2011, an increase of $10.0 million. The increase was primarily due to expenses related to the development of our in-licensed product candidates, rolapitant and TSR-011. Significant 2012 activities causing the increase in expense included:

• an increase of $8.3 million in costs associated with rolapitant clinical trials and the Phase 3 clinical program, including drug substance and drug product development, clinical supply manufacturing and distribution;

• an increase of $0.3 million associated with niraparib and TSR-011 product development activities

• an increase of $1.4 million for salaries, benefits and other personnel costs to support the growth of our development activities.

General and Administrative Expenses.    General and administrative expenses for the three months ended September 30, 2012 were $1.7 million compared to $0.9 million for the three months ended September 30, 2011, an increase of $0.8 million. The increase was due primarily to an increase of $0.5 million in salaries, benefits and other personnel related costs and $0.3 million in professional and consulting fees and other expenses to support corporate operational activities including certain additional costs associated with public company operations.

Acquired In-Process Research and Development Expenses.    We had no acquired in-process research and development expenses for either the three months ended September 30, 2012 or September 30, 2011.

Other Income (expense), Net.    Other income is primarily comprised of interest income earned on cash and cash equivalents.

Comparison of the Nine Months Ended September 30, 2011 and 2012

	Nine Months Ended September 30,		Increase
	2011	2012	(Decrease)
	(in thousands)
Expenses:
Research and development	$3,767	$31,558	$27,791
General and administrative	2,068	4,620	2,552
Acquired in-process research and development	500	7,000	6,500
Total expenses	6,335	43,178	36,843

Loss from operations	(6,335)	(43,178)	(36,843)
Other income (expense), net	(985)	112	1,097

Net loss	$(7,320)	$(43,066)	$(35,746)

Research and Development Expenses.    Research and development expenses were $31.6 million for the nine months ended September 30, 2012, compared to $3.8 million for the nine months ended September 30, 2011, an increase of $27.8 million. The increase was primarily due to expenses related to the development of our in-licensed product candidates, rolapitant and TSR-011. Significant 2012 activities causing the increase in expense included:

• an increase of $21.8 million in costs associated with rolapitant clinical trials and the Phase 3 clinical program, including drug product development, clinical supply manufacturing and distribution;

• an increase of $2.3 million associated with TSR-011 product development and IND enabling studies, which was not acquired until March 2011; and

• an increase of $3.7 million primarily for salaries, benefits and other personnel costs to support the growth of our development activities.

General and Administrative Expenses.    General and administrative expenses for the nine months ended September 30, 2012 were $4.6 million compared to $2.1 million for the nine months ended September 30, 2011, an increase of $2.5 million. The increase was due primarily to an increase of $1.3 million in salaries, benefits and other personnel related costs and $1.2 million in professional and consulting fees and other expenses to support corporate operational activities including certain additional costs associated with public company operations.

Acquired In-Process Research and Development Expenses.    We had acquired in-process research and development expenses of $7.0 million for the nine months ended September 30, 2012, compared to $0.5 million for the nine months ended September 30, 2011. The increase was due to the difference in up-front acquisition costs associated with our obtaining licensing rights for different products during these time periods. We paid $7.0 million in cash and recognized the entire amount as acquired in-process research and development expense to acquire the licensing rights to our niraparib program in the nine months ended September 30, 2012.  We paid $0.5 million in cash and recognized $0.5 million as acquired in-process research and development expense to acquire the licensing rights to our ALK program in the nine months ended September 30, 2011.

Other Income (expense), Net.    Other income (expense), net was $0.1 million for the nine months ended September 30, 2012, compared to ($1.0) million for the nine months ended September 30, 2011, an increase of approximately $1.1 million. The increase was primarily due to the change in value of the Series A-2 Purchase Rights issued in connection with the issuance of 10,000,000 shares of Series A-1 preferred stock on May 10, 2010. The Company recorded the fair value of the Series A-2 Purchase Rights at the date of issuance of the Series A-1 preferred stock and adjusted the carrying value of such rights to their estimated fair value at each reporting date and upon settlement. On February 10, 2011, the holders of the Series A-2 Purchase Rights exercised such rights. From January 1, 2011 to February 10, 2011, the estimated increase in fair value of the Series A-2 Purchase Rights was $1.0 million.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue. As of September 30, 2012, our principal source of liquidity was cash and cash equivalents, which totaled $138.6 million.  Since our inception on March 26, 2010, we have funded our operations primarily through the private placement of our equity securities and our initial public offering. On July 3, 2012, we closed our initial public offering whereby we sold 6,000,000 shares of common stock at a price of $13.50 per share. On July 23, 2012, the underwriters purchased an additional 430,183 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate net proceeds of approximately $78.0 million, which is net of underwriting discounts and commissions and offering expenses.

Prior to our initial public offering, we had received $120.4 million in net proceeds from the private placement of our preferred stock.   This amount includes net proceeds of approximately $58.3 million that we received in March 2012 upon the issuance of 26,884,442 shares of our Series B Preferred Stock to certain existing investors in connection with the Series B Purchase Agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September
	2011	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,939)	$(30,467)
Investing activities	(593)	(7,098)
Financing activities	52,131	136,320

Net increase in cash and cash equivalents	46,599	98,755

Cash Flows from Operating Activities.

The use of cash in both the nine months ended September 30, 2011 and 2012 resulted primarily from our net losses adjusted for non-cash charges and favorable changes in components of working capital. The increase of $25.5 million in cash used in operating activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily due to an increase in research and development expenses as we continued to progress the rolapitant, niraparib and TSR-011 development programs.  This increase included increased spending on external research and development costs, in particular higher costs associated with our rolapitant clinical program coupled with increased costs associated with development personnel, partially offset by increases in the balance of accounts payable and accrued expenses.

Cash Flows from Investing Activities

The increase of $6.5 million in cash used in investing activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due primarily to the $7.0 million cash payment with respect to our acquisition of the licensing rights for niraparib during June 2012.

Cash Flows from Financing Activities

The increase of $84.2 million in cash provided by financing activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due primarily to the aggregate net proceeds of $78.0 million, which is net of underwriting discounts and commissions, from the closing of our July 2012 initial public offering and the related partial exercise of the underwriters’ over-allotment option as well as net proceeds of $58.3 million from the issuance of 26,884,442 shares of Series B Preferred Stock in March of 2012. The cash provided by financing activities for the nine months ended September 30, 2011 was the result of the sale and issuance of 10,000,000 shares of our Series A-2 preferred stock for net proceeds of $10.0 million, and the sale and issuance of 19,552,319 shares of our Series B Preferred Stock for net proceeds of $42.1 million.

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

We believe that our existing cash and cash equivalents and interest thereon will be sufficient to fund our projected operating requirements for at least the next 12 months.  However, we may require additional capital to complete development of our product candidates and, if any of our product candidates receive regulatory approval, to commercialize our product candidates.  If we acquire or in-license additional product candidates or approved products, consistent with our strategy to expand our product portfolio, we may need to raise additional capital sooner than we would otherwise expect.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

• the initiation, progress, timing, costs and results of clinical trials for our product candidates and future product candidates we may in-license, including our Phase 3 clinical trials for rolapitant and the further development of niraparib and TSR-011;

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

Contractual Obligations and Commitments

Effective October 15, 2012, we entered into a lease agreement for certain real property located at 1000 Winter Street, Waltham, Massachusetts to be utilized as our principal executive offices.  The term of the lease will begin on the earlier of April 1, 2013 or when we either take occupancy of the premises or the landlord completes certain improvements and will continue until March 31, 2015.  The lease requires us to pay rent as follows (in thousands):

Period	Minimum Lease Payments

Year Ending December 31, 2012	$—
Year Ending December 31, 2013	541
Year Ending December 31, 2014	755
Year Ending December 31, 2015	189
Year Ending December 31, 2016	—
Thereafter	—
Total	$1,485

In addition to base rent, we may also be required to pay a proportionate share of certain of the landlord’s annual operating costs above certain base amounts. In connection with this new lease, we are required to deliver to the landlord a security deposit of approximately $0.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2011 and September 30, 2012, we had cash and cash equivalents of $39.8 million and $138.6 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities. Our securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2012, we had used approximately $9.9 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds are held by the Company as cash and cash equivalents.

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

Date: October 26, 2012

TESARO, INC.

By:	/s/ Richard J. Rodgers
Richard J. Rodgers
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Date: October 26, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

(1)                                 Filed as an exhibit to the Registrant’s Form 8-K filed on July 3, 2012 (File No. 001-35587)