Form 10-Q
period 2013-06-30
TESARO, Inc.
filed 2013-07-26
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013 there were 32,620,213 shares of the registrant’s Common Stock, par value $.0001 per share, outstanding.

TESARO, INC.

(A Development Stage Company)

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

		Page No.
PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2013 and the period from March 26, 2010 (inception) through June 30, 2013	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2013 and the period from March 26, 2010 (inception) through June 30, 2013	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION
Item 1a	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	22

SIGNATURES

CERTIFICATIONS

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2012	June 30, 2013

Assets
Current assets:
Cash and cash equivalents	$125,445	$178,091
Other current assets	1,175	1,564
Total current assets	126,620	179,655

Property and equipment, net	219	504
Other assets	541	863
Total assets	$127,380	$181,022

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,170	$1,964
Accrued expenses	8,545	9,977
Other current liabilities	3	13
Total current liabilities	11,718	11,954

Other non-current liabilities	—	9

Commitments and contingencies (Note 7)

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2012 and June 30, 2013; no shares issued and outstanding at both December 31, 2012 and June 30, 2013	—	—

Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2012 and June 30, 2013; 27,136,329 and 32,620,213 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	3	3

Additional paid-in capital	202,795	296,625
Deficit accumulated during the development stage	(87,136)	(127,569)
Total stockholders’ equity	115,662	169,059
Total liabilities and stockholders’ equity	$127,380	$181,022

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

					The Period from
					March 26, 2010
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to June 30,
	2012	2013	2012	2013	2013

Expenses:
Research and development	$11,532	$18,177	$19,682	$34,680	$93,694
General and administrative	1,685	3,412	2,884	5,812	17,353
Acquired in-process research and development	7,000	—	7,000	—	15,130
Total expenses	20,217	21,589	29,566	40,492	126,177

Loss from operations	(20,217)	(21,589)	(29,566)	(40,492)	(126,177)
Interest income	39	25	59	59	269
Other expense, net	—	—	—	—	(1,661)

Net loss	$(20,178)	$(21,564)	$(29,507)	$(40,433)	$(127,569)

Net loss per share applicable to common stockholders - basic and diluted	$(21.31)	$(0.67)	$(36.11)	$(1.32)	$(14.04)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	947	32,336	817	30,577	9,085

Comprehensive Loss	$(20,178)	$(21,564)	$(29,507)	$(40,433)	$(127,569)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

			The Period from
			March 26, 2010
	Six Months Ended June 30,		(Inception) to June 30,
	2012	2013	2013

Operating activities
Net loss	$(29,507)	$(40,433)	$(127,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	7,000	—	15,130
Depreciation	26	84	190
Increase in fair value of investor rights obligation	—	—	1,661
Share based compensation expense	566	2,354	4,462
Changes in operating assets and liabilities:
Other assets	1,300	(711)	(2,427)
Accounts payable	336	(1,206)	1,964
Accrued expenses	(342)	1,432	9,977
Other liabilities	(6)	19	22
Net cash used in operating activities	(20,627)	(38,461)	(96,590)

Investing activities
Acquisition of product candidate licenses and milestone paymentsmilestone payments	(7,000)	—	(14,500)
Purchase of property and equipment	(38)	(369)	(694)
Net cash used in investing activities	(7,038)	(369)	(15,194)

Financing activities
Accumulated issuance costs of planned initial public offering	(1,627)	—	—
Proceeds from sale of common stock, net of issuance costs	—	91,312	169,272
Proceeds from exercise of stock options	—	99	132
Proceeds from the issuance of stock under Employee Stock Purchase Plan	—	65	65
Proceeds from sale of convertible preferred stock and related investor rights, net of issuance costs	58,349	—	120,406
Net cash provided by financing activities	56,722	91,476	289,875

Increase in cash and cash equivalents	29,057	52,646	178,091
Cash and cash equivalents at beginning of period	39,825	125,445	—
Cash and cash equivalents at end of period	$68,882	$178,091	$178,091

Non-cash investing and financing activities
Issuance of Series O convertible preferred stock	—	—	$630
Settlement of investor rights obligation	—	—	$3,829
Proceeds from initial public offering	$75,330	—	$—
Accrued issuance costs of initial public offering	$1,059	—	$—
Conversion of convertible preferred stock to common stock	—	—	$122,697

 See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                     Description of Business

TESARO, Inc. (the “Company” or “TESARO”) is a development stage company that was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010. TESARO is headquartered in Waltham, Massachusetts.

TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients by acquiring, developing and commercializing safer and more effective therapeutics in the United States, Europe and other international markets. Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of its product candidates, developing intellectual property, recruiting personnel and raising capital. The Company intends to in-license or acquire additional product candidates across various stages of development.  The Company has never earned revenue from these activities, and, accordingly, the Company is considered to be in the development stage as of June 30, 2013. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its product candidates and further its in-licensing and acquisition activities.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through public and private equity financings, and management expects operating losses and negative cash flows to continue for the foreseeable future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2012 and 2013.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2012 and June 30, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Money market funds	$123,888	$123,888	$—	$—
	$123,888	$123,888	$—	$—

June 30, 2013
Money market funds	$177,283	$177,283	$—	$—
	$177,283	$177,283	$—	$—

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

•  expenses incurred under agreements with contract research organizations,  investigative sites and research consortia in connection with the conduct of clinical trials and preclinical studies and related services such as administrative, data management and biostatistics services;

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

3.                                    Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which includes preferred stock in the periods in which it was outstanding, outstanding stock options and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The share amounts in the table below were excluded from the calculation of diluted net loss per share for the relevant periods during 2012 and 2013, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	As of June 30,
	2012	2013

Preferred stock	19,410	—
Outstanding stock options	1,845	2,845
Unvested and/or restricted stock	473	226
	21,728	3,071

4.                                     Stock-Based Compensation

The Company maintains several equity compensation plans, including the 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”), the 2010 Stock Incentive Plan (the “2010 Incentive Plan”), and the 2012 Employee Stock Purchase Plan (the “2012 ESPP”).

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors. Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan. The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (which was an additional 6,857 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  Each year starting with 2014, the number of shares available for grants of awards under the 2012 Incentive Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors. Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  As of June 30, 2013, the Company has granted stock options covering an aggregate of 1,156,004 shares of common stock and 22,126 common stock awards under the 2012 Incentive Plan.  The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date or the fair value as determined by the board of directors on the grant date. In addition, as of June 30, 2013, no options have been exercised and 17,856 options have been cancelled under the 2012 Incentive Plan.

Prior to the approval of the 2012 Incentive Plan, the Company granted equity awards under the 2010 Incentive Plan.  As a result of the approval of the 2012 Incentive Plan, in April 2012 the Company ceased making awards under the 2010 Incentive Plan.  Any shares subject to outstanding awards granted under the 2010 Incentive Plan that remained available at that time or that expire or terminate for any reason prior to exercise have been added to the total number of shares available for issuance under the 2012 Incentive Plan. Under the 2010 Incentive Plan, the Company was authorized to grant equity awards up to an aggregate of 1,981,130 shares of common stock.  As of June 30, 2013, an aggregate of 1,785,703 options and 188,570 restricted stock awards have been granted under the 2010 Incentive Plan.  In addition, as of June 30, 2013, 66,154 options have been exercised and 13,095 options have been cancelled under the 2010 Incentive Plan.

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

					The Period from March 26, 2010
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to June 30,
	2012	2013	2012	2013	2013

Research and development	$94	$462	$151	$794	$1,384
General and administrative	266	1,122	415	1,560	3,078
Total stock-based compensation expense	$360	$1,584	$566	$2,354	$4,462

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted-average
		fair value
	Shares	per share

Unvested and/or restricted at December 31, 2012	349,334	$0.15
Granted	1,114	46.22
Vested	(124,017)	0.10
Forfeited	—	—

Unvested and/or restricted at June 30, 2013	226,431	$0.40

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted-average exercise price per share

Outstanding at December 31, 2012	2,134,185	$5.52
Granted	780,650	26.63
Exercised	(47,138)	2.10
Cancelled	(23,095)	8.97
Outstanding at June 30, 2013	2,844,602	$11.35

At June 30, 2013, there was approximately $0.1 million and $18.5 million of total unrecognized compensation cost related to unvested restricted stock and unvested stock options, respectively.  As of June 30, 2013, the Company expects to recognize these costs over remaining weighted-average periods of 1.5 years and 2.9 years, respectively.

On June 6, 2012, the board of directors adopted the 2012 ESPP, and the stockholders approved it on June 18, 2012, to be effective in connection with the closing of the Company’s initial public offering. An aggregate of 275,000 shares of common stock have been reserved for issuance under the 2012 ESPP pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  During the first offering period under the 2012 ESPP, which ran from January 1, 2013 through June 30, 2013, the Company issued an aggregate of 4,378 shares.  As of June 30, 2013, the Company has recognized approximately $26,000 in related stock compensation expense.

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

There were no significant income tax provisions or benefits for the three or six months ended June 30, 2012 and 2013.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

7.                                     Commitments and Contingencies

Effective June 2013, the Company entered into an agreement with a vendor for the hosting of data management software and related services. Under the agreement, the Company is required to make minimum payments of approximately $1.2 million through December 31, 2014.  The Company has recognized less than $0.1 million in expense associated with this agreement as of June 30, 2013.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-186753), which Prospectus was filed with the SEC pursuant to Rule 424 on March 1, 2013.

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

•                  Niraparib — formerly known as MK-4827, an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor that previously completed a Phase 1 clinical trial in cancer patients as a monotherapy.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with platinum sensitive ovarian cancer.  We intend to initiate a Phase 3 clinical study evaluating niraparib for the treatment of breast cancer during the second half of 2013. We may also evaluate niraparib for the treatment of gastric, lung, sarcoma and prostate cancer.

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

As of June 30, 2013, we had a deficit accumulated during the development stage of $127.6 million. Our net losses were $40.4 million, $61.8 million, $16.4 million and $9.0 million for the six months ended June 30, 2013, the years ended December 31, 2012 and 2011 and for the period from March 26, 2010 (inception) to December 31, 2010, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities.  In particular, research and development expenses will increase as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur increasing general and administrative costs associated with our anticipated growth and continuing operation as a public company. Accordingly, we will seek to fund our operations through additional public or private equity or debt offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib. At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy. In July 2013, we dosed the first patient in a Phase 3 clinical trial of niraparib in patients with platinum sensitive ovarian cancer. As a result of reaching this development milestone, within 30 days we are responsible for making a payment to Merck of approximately $2 million.  We intend to initiate a Phase 3 clinical study of niraparib to treat breast cancer during the second half of 2013. We may also evaluate niraparib for the treatment of gastric, lung, sarcoma and prostate cancer. None of the assets to which we acquired rights have alternative future uses, nor have they reached a stage of technological feasibility. We have accounted for this transaction as an asset acquisition because we did not acquire any processes or activities in addition to the license. Accordingly, we recorded the entire purchase price of $7.0 million to acquired in-process research and development expense.

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

We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize the ALK product candidates. At the time of the license transaction, ALK was a preclinical compound.  We accounted for this transaction as an asset acquisition because we did not acquire any processes or activities in addition to the license. We recorded the entire purchase price of $0.5 million to acquired in-process research and development expense. We are currently evaluating TSR-011 in a Phase 1/2 dose escalation clinical study in cancer patients and are continuing to carry out dose finding activities.

Public Offerings of Common Stock and Private Placements of Securities.  As of June 30, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $178.1 million. Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock and the private placement of our equity securities. In July 2012, we completed an initial public offering of our common stock whereby we sold 6,430,183 shares of our common stock at a price to the public of $13.50 per share and received approximately $78.0 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In March 2013, we completed a public offering of our common stock whereby we sold an additional 5,428,000 shares of our common stock at a price to the public of $18.00 per share and received approximately $91.3 million in proceeds, net of underwriting discounts and commissions and offering expenses.  Prior to our initial public offering, we had received $120.4 million in net proceeds from the issuance of preferred stock.

Financial Operations Overview

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include, but are not limited to:

•  license fees related to the acquisition of in-licensed products, which are reported on our statements of operations as acquired in-process research and development;

•  employee-related expenses, including salaries, bonuses, benefits, travel and stock-based compensation expense;

•  expenses incurred under agreements with contract research organizations, investigative sites and research consortia in connection with the conduct of clinical trials and preclinical studies and related services, such as administrative, data management and biostatistics services;

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future.  We expect that our research and development costs will increase during the second half of 2013 primarily as a result of increased costs associated with the niraparib development program, for which we enrolled the first patients in our Phase 3 clinical trial in patients with ovarian cancer in July 2013 and are progressing toward initiating a planned Phase 3 clinical trial in patients with breast cancer, the rolapitant intravenous development program and the TSR-011 development program.

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

The following table identifies research and development expenses and acquired in-process research and development expenses on a program-specific basis for our product candidates in-licensed through June 30, 2013. Personnel-related costs, depreciation and stock-based compensation are not allocated to a program, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below (in thousands):

			The Period from
			March 26, 2010
	Six Months Ended June 30,		(Inception) to June 30,
	2012	2013	2013

Rolapitant Expenses
Acquired in-process research and development	$—	$—	$6,630
Research and development	14,683	21,967	67,546

Rolapitant total	14,683	21,967	74,176

Niraparib Expenses
Acquired in-process research and development	7,000	—	7,000
Research and development	—	5,491	6,170

Niraparib total	7,000	5,491	13,170

TSR-011 Expenses
Acquired in-process research and development	—	—	1,500
Research and development	2,058	1,025	4,779

TSR-011 total	2,058	1,025	6,279

Personnel and Other Expenses	2,941	6,197	15,199

Total	$26,682	$34,680	$108,824

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

Other Income and Expense

Other income and expense consists primarily of interest income earned on cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2013

	Three Months Ended June 30,		Increase/
	2012	2013	(Decrease)
	(in thousands)
Expenses:
Research and development	$11,532	$18,177	$6,645
General and administrative	1,685	3,412	1,727
Acquired in-process research and development	7,000	—	(7,000)
Total expenses	20,217	21,589	1,372

Loss from operations	(20,217)	(21,589)	(1,372)
Other income (expense), net	39	25	(14)

Net loss	$(20,178)	$(21,564)	$(1,386)

Research and Development Expenses.    Research and development expenses were $18.2 million for the three months ended June 30, 2013, compared to $11.5 million for the three months ended June 30, 2012, an increase of $6.6 million. The increase was primarily due to higher expenses related to the development of our in-licensed product candidates, rolapitant and niraparib, partially offset by lower expenses associated with the development of our in-licensed product candidate, TSR-011. Significant changes resulting in this increase included, but were not limited to:

•                  an increase of $1.9 million in costs associated with rolapitant development activities,  including the Phase 3 and other ongoing clinical trials, drug substance and drug product development, clinical supply manufacturing and distribution;

•                  an increase of $3.7 million associated with niraparib development activities, primarily the Phase 3 clinical study of niraparib in subjects with ovarian cancer, which was initiated in July 2013;

•                  an increase of $1.5 million for salaries, benefits and other personnel costs to support the growth of our development activities; and

•                  a decrease of $0.5 million associated with TSR-011 development activities, which primarily resulted from lower drug substance development and non-clinical activities, partially offset by higher clinical costs associated with the ongoing Phase 1/2 study that began in the fourth quarter of 2012.

General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2013 were $3.4 million compared to $1.7 million for the three months ended June 30, 2012, an increase of $1.7 million. The increase was due primarily to an increase of $1.3 million in salaries, benefits and other personnel related costs and $0.4 million in professional and consulting fees and other expenses to support corporate operational activities including certain additional costs associated with public company operations.

Acquired In-Process Research and Development Expenses.    We had no acquired in-process research and development expenses for the three months ended June 30, 2013.  During the three months ended June 30, 2012, we paid $7.0 million in cash related to the up-front acquisition costs associated with the May 2012 acquisition of licensing rights for our niraparib program which we recognized as acquired in-process research and development expense at that time.

Other Income (expense), Net.    Other income is primarily comprised of interest income earned on cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2012 and 2013

	Six Months Ended June 30,		Increase/
	2012	2013	(Decrease)
	(in thousands)
Expenses:
Research and development	$19,682	$34,680	$14,998
General and administrative	2,884	5,812	2,928
Acquired in-process research and development	7,000	—	(7,000)
Total expenses	29,566	40,492	10,926

Loss from operations	(29,566)	(40,492)	(10,926)
Other income (expense), net	59	59	—

Net loss	$(29,507)	$(40,433)	$(10,926)

Research and Development Expenses.    Research and development expenses were $34.7 million for the six months ended June 30, 2013, compared to $19.7 million for the six months ended June 30, 2012, an increase of $15.0 million. The increase was primarily due to higher expenses related to the development of rolapitant and niraparib, partially offset by lower expenses associated with the development of TSR-011. Significant 2013 changes resulting in this increase included, but were not limited to:

•                  an increase of $7.3 million associated with rolapitant development activities,  including the Phase 3 and other ongoing clinical trials, drug substance and drug product development, clinical supply manufacturing and distribution;

•                  an increase of $5.5 million associated with niraparib development activities, primarily start up activities for the Phase 3 clinical trial in patients with ovarian cancer and the planned Phase 3 clinical trial in patients with breast cancer;

•                  an increase of $3.2 million for salaries, benefits and other personnel costs to support the growth of our development activities; and

•                  a decrease of $1.0 million associated with TSR-011 development activities which primarily resulted from lower drug substance development and non-clinical activities, partially offset by higher clinical costs associated with the ongoing Phase 1/2 study that began in the fourth quarter of 2012.

General and Administrative Expenses.    General and administrative expenses for the six months ended June 30, 2013 were $5.8 million compared to $2.9 million for the six months ended June 30, 2012, an increase of $2.9 million. The increase was due primarily to an increase of $2.1 million in salaries, benefits and other personnel related costs and $0.8 million in professional and consulting fees and other expenses to support corporate operational activities including certain additional costs associated with public company operations.

Acquired In-Process Research and Development Expenses.    We had no acquired in-process research and development expenses for the six months ended June 30, 2013.  During the same period in 2012, we paid $7.0 million in cash related to the up-front acquisition costs associated with the May 2012 acquisition of licensing rights for our niraparib program which we recognized as acquired in-process research and development expense at that time.

Other Income (expense), Net.    Other income is primarily comprised of interest income earned on cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue. As of June 30, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $178.1 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock and the private placement of our equity securities.  In July 2012, we completed an initial public offering of our common stock whereby we sold 6,430,183 shares of our common stock at a price to the public of $13.50 per share and received approximately $78.0 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In March 2013, we completed a public offering of our common stock whereby we sold an additional 5,428,000 shares of our common stock at a price to the public of $18.00 per share and received approximately $91.3 million in proceeds, net of underwriting discounts and commissions and offering expenses.

Prior to July 2012, we had received $120.4 million in net proceeds from the private placement of our preferred stock.  This amount includes net proceeds of approximately $58.3 million that we received in March 2012 upon the issuance of 26,884,442 shares of our Series B preferred stock to certain existing investors in connection with the Series B Purchase Agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2012	2013

Net cash provided by (used in):
Operating activities	$(20,627)	$(38,461)
Investing activities	(7,038)	(369)
Financing activities	56,722	91,476

Net increase in cash and cash equivalents	29,057	52,646

Cash Flows from Operating Activities.

The use of cash in operating activities during both the six months ended June 30, 2012 and 2013 resulted primarily from our net losses adjusted for non-cash charges and favorable changes in components of working capital. The increase of $17.8 million in cash used in operating activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to an increase in research and development expenses as we continued to progress the rolapitant, niraparib and TSR-011 development programs.  This increase included increased spending on external research and development costs, in particular higher costs associated with our rolapitant and niraparib clinical programs coupled with increased costs associated with development personnel, partially offset by a decrease in both costs associated with our TSR-011 development program and the balance of accrued expenses.

Cash Flows from Investing Activities

The decrease of $6.7 million in cash used in investing activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due primarily to a $7.0 million payment made with respect to the in-license of niraparib in the second quarter of 2012,  slightly offset by purchases during the first six months of 2013 of furniture and other fixed assets related to the build-out of additional leased office space at our headquarters in Waltham, Massachusetts, which we occupied during the first quarter of 2013.

Cash Flows from Financing Activities

The increase of $34.8 million in cash provided by financing activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due primarily to the aggregate net proceeds of $91.3 million, which is net of underwriting discounts and commissions, from the closing of our March 2013 public offering. The cash provided by financing activities for the six months ended June 30, 2012 was the result of the sale and issuance of 26,884,442 shares of our Series B Preferred Stock for net proceeds of $58.3 million in March 2012.

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

Contractual Obligations and Commitments

Except as described immediately below, there have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Effective June 2013, we entered into an agreement with a vendor for the hosting of data management software and related services to be used in our ongoing and future clinical trials. Under the agreement, we are required to make minimum payments of approximately $1.2 million through December 31, 2014.  We have recognized less than $0.1 million in expense associated with this agreement through June 30, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2012 and June 30, 2013, we had cash and cash equivalents of $125.4 million and $178.1 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities. Our securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the six months ending June 30, 2013.

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

Item 1A. Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, you should also consider the risk factor set forth below, which amends and supplements the risks set forth in the Risk Factors section of our Annual Report.

Our therapeutic product candidates, including niraparib, may be approved only in combination with companion diagnostics to support certain uses.  We may have difficulty receiving approval for our therapeutic product candidates for those uses from FDA and comparable foreign regulatory agencies if applicable companion diagnostics are not commercially available.

For certain of our cancer therapeutic product candidates (currently niraparib and TSR-011), we believe we have acquired product candidates where diagnostic tests or specific clinical criteria will allow us to identify cancer patients who will be more likely to respond to the therapeutic.  We plan to rely on diagnostic tests to help us to more accurately identify patients with those criteria both during our clinical trials and in connection with the commercialization of our product candidates. Diagnostic tests, including companion diagnostics, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop diagnostic tests internally.  We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these tests.  For example, our niraparib product candidate will use a test owned and administered by a third party to identify breast cancer patients with a BRCA gene mutation during clinical testing.   Therefore, it is possible that niraparib will be approved for this indication only with this diagnostic test. This third party may encounter difficulties in developing and obtaining approval for its test, or may fail to support the clinical development of niraparib for breast cancer as we expect.  Any such delay or failure could delay or prevent approval of niraparib for breast cancer, or products we may later acquire with similar characteristics.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 33-180309) that was declared effective by the Securities and Exchange Commission on June 27, 2012.

As of June 30, 2013, we had used approximately $61.9 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds are held by the Company as cash and cash equivalents.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer

Date:	July 26, 2013

TESARO, INC.

By:	/s/ Richard J. Rodgers
Richard J. Rodgers
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Date:	July 26, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document