Form 10-Q
period 2013-09-30
TESARO, Inc.
filed 2013-11-08
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013 there were 32,735,555 shares of the registrant’s Common Stock, par value $.0001 per share, outstanding.

TESARO, INC.

(A Development Stage Company)

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

		Page No.
PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2013 and the period from March 26, 2010 (inception) through September 30, 2013	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2013 and the period from March 26, 2010 (inception) through September 30, 2013	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	22

SIGNATURES		23

CERTIFICATIONS

PART I                             FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2012	September 30, 2013

Assets
Current assets:
Cash and cash equivalents	$125,445	$156,440
Other current assets	1,175	1,499
Total current assets	126,620	157,939

Property and equipment, net	219	472
Other assets	541	836
Total assets	$127,380	$159,247

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,170	$1,989
Accrued expenses	8,545	13,511
Other current liabilities	3	13
Total current liabilities	11,718	15,513

Other non-current liabilities	—	6

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2012 and September 30, 2013; no shares issued and outstanding at both December 31, 2012 and September 30, 2013	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2012 and September 30, 2013; 27,136,329 and 32,735,555 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	3	3
Additional paid-in capital	202,795	299,883
Deficit accumulated during the development stage	(87,136)	(156,158)
Total stockholders’ equity	115,662	143,728
Total liabilities and stockholders’ equity	$127,380	$159,247

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

					The Period from
					March 26, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to September 30,
	2012	2013	2012	2013	2013

Expenses:
Research and development	$11,876	$22,163	$31,558	$56,843	$115,857
General and administrative	1,736	4,503	4,620	10,315	21,856
Acquired in-process research and development	—	1,940	7,000	1,940	17,070
Total expenses	13,612	28,606	43,178	69,098	154,783
Loss from operations	(13,612)	(28,606)	(43,178)	(69,098)	(154,783)
Interest income	53	17	112	76	286
Other expense, net	—	—	—	—	(1,661)
Net loss	$(13,559)	$(28,589)	$(43,066)	$(69,022)	$(156,158)

Net loss per share applicable to common stockholders - basic and diluted	$(0.52)	$(0.88)	$(4.62)	$(2.21)	$(14.51)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	26,130	32,453	9,316	31,209	10,759

Comprehensive loss	$(13,559)	$(28,589)	$(43,066)	$(69,022)	$(156,158)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

			The Period from
			March 26, 2010
	Nine Months Ended September 30,		(Inception) to September 30,
	2012	2013	2013
Operating activities
Net loss	$(43,066)	$(69,022)	$(156,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	7,000	1,940	17,070
Depreciation expense	43	130	236
Increase in fair value of investor rights obligation	—	—	1,661
Stock-based compensation expense	1,006	5,078	7,186
Changes in operating assets and liabilities:
Other assets	489	(619)	(2,335)
Accounts payable	1,272	(1,181)	1,989
Accrued expenses	2,797	4,966	13,511
Other liabilities	(8)	16	19
Net cash used in operating activities	(30,467)	(58,692)	(116,821)

Investing activities
Acquisition of product candidate licenses and milestone payments	(7,000)	(1,940)	(16,440)
Purchase of property and equipment	(98)	(383)	(708)
Net cash used in investing activities	(7,098)	(2,323)	(17,148)

Financing activities
Proceeds from sale of common stock, net of issuance costs	77,960	91,312	169,272
Proceeds from exercise of stock options	11	633	666
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	65	65
Proceeds from sale of convertible preferred stock and related investor rights, net of issuance costs	58,349	—	120,406
Net cash provided by financing activities	136,320	92,010	290,409

Increase in cash and cash equivalents	98,755	30,995	156,440
Cash and cash equivalents at beginning of period	39,825	125,445	—
Cash and cash equivalents at end of period	$138,580	$156,440	$156,440

Non-cash investing and financing activities
Issuance of Series O convertible preferred stock	$—	$—	$630
Settlement of investor rights obligation	$—	$—	$3,829
Conversion of convertible preferred stock to common stock	$122,697	$—	$122,697

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

TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients by acquiring, developing and commercializing safer and more effective therapeutics in the United States, Europe and other international markets.  Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of its product candidates, developing intellectual property, recruiting personnel and raising capital.  The Company intends to in-license or acquire additional product candidates across various stages of development.  The Company has never earned revenue from its activities, and, accordingly, the Company is considered to be in the development stage as of September 30, 2013.  The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its product candidates and further its in-licensing and acquisition activities.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through public and private equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  Management intends to fund future operations through additional public or private equity or debt offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2012 and 2013.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, which requires a parent company to release any related cumulative translation adjustment into net income only if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  This guidance is effective prospectively for fiscal years beginning after December 15, 2013.  Early adoption and retrospective application are permitted.  The Company expects to adopt this guidance effective January 1, 2014 and does not expect this adoption to have a material effect on its condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist.  This guidance is effective prospectively for fiscal years beginning after December 15, 2013.  Early adoption and retrospective application are permitted.  The Company expects to adopt this guidance effective January 1, 2014 and does not expect this adoption to have a material effect on its condensed consolidated financial statements.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, other comprehensive income and related disclosures.  The most significant estimates and assumptions are used in, among other things, estimating research and development expense accruals and stock-based compensation expense.  The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2012 and September 30, 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Money market funds	$123,888	$123,888	$—	$—
	$123,888	$123,888	$—	$—

September 30, 2013
Money market funds	$155,797	$155,797	$—	$—
	$155,797	$155,797	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include:

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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by vendors on their actual costs incurred.  Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expenses.

Acquired In-Process Research and Development Expense

The Company has acquired the rights to develop and commercialize new product candidates.  The up-front payments to acquire a new drug compound, as well as milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business”, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Stock-Based Compensation

Stock-based compensation is recognized as expense for all stock-based awards based on estimated fair values.  The Company determines equity-based compensation at the grant date using the Black-Scholes option pricing model.  The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.  The cumulative effect of any changes to the estimated forfeiture rates would be recognized as an adjustment to compensation cost in the period of the change.

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

The share amounts in the table below were excluded from the calculation of diluted net loss per share for the relevant periods during 2012 and 2013, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	As of September 30,
	2012	2013

Outstanding stock options	2,069	2,819
Unvested and/or restricted stock	411	164
	2,480	2,983

4.                                      Stock-Based Compensation

The Company maintains several equity compensation plans, including the 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”), the 2010 Stock Incentive Plan (the “2010 Incentive Plan”), and the 2012 Employee Stock Purchase Plan (the “2012 ESPP”).

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan. The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (which was an additional 6,857 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  Each year starting with 2014, the number of shares available for grants of awards under the 2012 Incentive Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  As of September 30, 2013, the Company has granted stock options covering an aggregate of 1,255,379 shares of common stock and 22,126 common stock awards under the 2012 Incentive Plan.  The exercise price of each option has been equal to the closing price of a share of the Company’s common stock on the grant date or the fair value as determined by the board of directors on the grant date.  In addition, as of September 30, 2013, 12,068 options have been exercised and 23,756 options have been cancelled under the 2012 Incentive Plan.

Prior to the approval of the 2012 Incentive Plan, the Company granted equity awards under the 2010 Incentive Plan.  As a result of the approval of the 2012 Incentive Plan, in April 2012 the Company ceased making awards under the 2010 Incentive Plan.  Any shares subject to outstanding awards granted under the 2010 Incentive Plan that remained available at that time or that expire or terminate for any reason prior to exercise have been added to the total number of shares available for issuance under the 2012 Incentive Plan.  Under the 2010 Incentive Plan, the Company was authorized to grant equity awards up to an aggregate of 1,981,130 shares of common stock.  As of September 30, 2013, an aggregate of 1,785,703 options and 188,570 restricted stock awards have been granted under the 2010 Incentive Plan.  In addition, as of September 30, 2013, 169,428 options have been exercised and 17,262 options have been cancelled under the 2010 Incentive Plan.

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

					The Period from
					March 26, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to September 30,
	2012	2013	2012	2013	2013

Research and development	$166	$585	$317	$1,379	$1,969
General and administrative	274	2,138	689	3,699	5,217
Total stock-based compensation expense	$440	$2,723	$1,006	$5,078	$7,186

During the three months ended September 30, 2013, the Company’s former Executive Vice President, Chief Financial Officer, Treasurer and Secretary (the “former CFO”) resigned from his employment with the Company effective August 31, 2013 and transitioned to serving the Company as a non-employee consultant.  In accordance with the terms of the 2012 Incentive Plan and the 2010 Incentive Plan, stock awards previously granted to the former CFO under these plans will continue to vest through March 31, 2014 (the term of the Consulting Agreement).  As a result, during the three months ended September 30, 2013, the Company began to account for unvested stock awards previously granted to the former CFO as non-employee awards.  The Company records stock-based compensation expense based on the fair values of awards as measured on their vesting dates, and the fair values of any unvested awards are remeasured at each financial reporting date until they vest, with any increases or decreases in fair value recorded as stock-based compensation expense.  Fair values of stock options are determined on each measurement date using the Black-Scholes option pricing model, and fair values of restricted stock awards are equal to the fair market value of the Company’s common stock on the measurement date.  During the three and nine months ended September 30, 2013, the Company recorded incremental stock-based compensation expense of $0.9 million associated with these awards, as the result of the change in status of the former CFO.

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted-average
		fair value
	Shares	per share

Unvested and/or restricted at December 31, 2012	349,334	$0.15
Granted	1,114	46.22
Vested	(186,028)	0.10
Forfeited	—	—
Unvested and/or restricted at September 30, 2013	164,420	$0.40

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted-average exercise price per share

Outstanding at December 31, 2012	2,134,185	$5.52
Granted	880,025	27.74
Exercised	(162,480)	3.90
Cancelled	(33,162)	12.81
Outstanding at September 30, 2013	2,818,568	$12.47

At September 30, 2013, there was approximately $0.5 million and $18.7 million of total unrecognized compensation cost related to unvested restricted stock and unvested stock options, respectively.  As of September 30, 2013, the Company expects to recognize these costs over remaining weighted-average periods of 0.5 years and 2.6 years, respectively.

On June 6, 2012, the board of directors adopted the 2012 ESPP, and the stockholders approved it on June 18, 2012, to be effective in connection with the closing of the Company’s initial public offering.  An aggregate of 275,000 shares of common stock have been reserved for issuance under the 2012 ESPP pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  During the first offering period under the 2012 ESPP, which ran from January 1, 2013 through June 30, 2013, the Company issued an aggregate of 4,378 shares.  As of September 30, 2013, the Company has recognized approximately $47,000 in related stock-based compensation expense.

5.                                      Common Stock Transactions

In March 2013, the Company sold 5,428,000 shares of common stock, $0.0001 par value per share, in an underwritten public offering at a price to the public of $18.00 per share, resulting in gross proceeds of approximately $97.7 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $91.3 million.  The shares were issued pursuant to a registration statement on Form S-1.

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

There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2012 and 2013.  Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

7.                                      Commitments and Contingencies

Effective June 2013, the Company entered into an agreement with a vendor for the hosting of data management software and related services.  Under the agreement, the Company is required to make aggregate minimum payments of approximately $1.2 million through December 31, 2014.  The Company has recognized $0.3 million in expense associated with this agreement as of September 30, 2013.

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

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We were founded in March 2010 by former executives of MGI PHARMA, Inc., (“MGI PHARMA”), an oncology and acute-care focused biopharmaceutical company.  We have in-licensed and are currently developing three oncology-related product candidates, rolapitant, niraparib and TSR-011:

•                  Rolapitant — a potent and long-acting neurokinin-1, or NK-1, receptor antagonist currently in Phase 3 (oral formulation) and Phase 1 (intravenous formulation) clinical trials for the prevention of chemotherapy induced nausea and vomiting, or CINV.

•                  Niraparib — formerly known as MK-4827, an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  We intend to initiate a Phase 3 clinical trial evaluating niraparib in breast cancer patients with germline BRCA mutations during the fourth quarter of 2013.  We also intend to collaborate with the Sarcoma Alliance for Research through Collaboration (“SARC”) to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer.

•                  TSR-011 — an orally available targeted anti-cancer agent which is a potent inhibitor of both anaplastic lymphoma kinase, or ALK, and tropomyosin-related kinase, or TRK, currently in a Phase 1/2a dose escalation clinical trial in cancer patients.

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

As of September 30, 2013, we had a deficit accumulated during the development stage of $156.2 million.  Our net losses were $69.0 million, $61.8 million, $16.4 million and $9.0 million for the nine months ended September 30, 2013, the years ended December 31, 2012 and 2011 and for the period from March 26, 2010 (inception) to December 31, 2010, respectively.  We expect to incur significant expenses and increasing operating losses for the foreseeable future.  Overall, we expect operating expenses to increase over time, primarily dependent on the timing and magnitude of expected increases in clinical trial and other development activities under certain development programs, such as niraparib and TSR-011, and expected decreases in clinical trial and other development activities under our rolapitant program.  If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing general and administrative costs associated with our anticipated growth and continuing operation as a public company.  Accordingly, we will seek to fund our operations through additional public or private equity or debt offerings, and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Rolapitant.    In December 2010, we entered into a license agreement with OPKO Health, Inc., or OPKO, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which we have the same rights and obligations as rolapitant, but which we are not currently advancing.  In consideration for this license, we paid OPKO $6.0 million upon signing the agreement and issued 1,500,000 shares of our Series O preferred stock.  At the time of this transaction, the fair value of our Series O preferred stock was determined to be approximately $0.6 million.  We are also required to make milestone payments to OPKO of up to an aggregate of $30.0 million if specified regulatory and initial commercial sales milestones are achieved.  In addition, we are required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  If commercial sales of rolapitant commence, we are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable and twelve years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.  OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States.

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

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib.  At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy.  In July 2013, we dosed the first patient in a Phase 3 clinical trial of niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  As a result of reaching this development milestone, we made a payment to Merck of $1.9 million during the three months ended September 30, 2013.  We also intend to collaborate with SARC to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer.  None of the assets to which we acquired rights have alternative future uses, nor have they reached a stage of technological feasibility.  We have accounted for this licensing transaction as an asset acquisition because we did not acquire any processes or activities in addition to the license.  Accordingly, we recorded the entire purchase price of $7.0 million as acquired in-process research and development expense.

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

We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize the ALK product candidates.  At the time of the license transaction, TSR-011 was a preclinical compound.  We accounted for this transaction as an asset acquisition because we did not acquire any processes or activities in addition to the license.  We recorded the entire purchase price of $0.5 million as acquired in-process research and development expense.  We are currently evaluating TSR-011 in a Phase 1/2a dose escalation clinical trial in cancer patients and are continuing to carry out dose finding activities.

Public Offerings of Common Stock and Private Placements of Securities.  As of September 30, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $156.4 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock and the private placement of our equity securities.  In July 2012, we completed an initial public offering of our common stock whereby we sold 6,430,183 shares of our common stock at a price to the public of $13.50 per share and received approximately $78.0 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In March 2013, we completed a public offering of our common stock whereby we sold an additional 5,428,000 shares of our common stock at a price to the public of $18.00 per share and received approximately $91.3 million in proceeds, net of underwriting discounts and commissions and offering expenses.  Prior to our initial public offering, we had received $120.4 million in net proceeds from the issuance of preferred stock.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  We expect that our research and development costs will be at or above current levels for the foreseeable future.  We expect overall costs associated with our rolapitant development programs to decrease going forward, principally due to the reduction of activities as we progress toward the end of our Phase 3 clinical trials.  However, this decrease will be offset to an extent by increased development activities with respect to our rolapitant intravenous program.  In addition, we expect an increase in costs associated with our niraparib development program, for which we enrolled the first patient in our Phase 3 clinical trial in patients with ovarian cancer in July 2013 and are progressing toward initiating a planned Phase 3 clinical trial in breast cancer patients with germline BRCA mutations.  Finally, we expect costs associated with our TSR-011 development program to increase as we continue to progress through clinical testing.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval.  We may never succeed in achieving regulatory approval for any of our product candidates.  The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.  In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

The following table identifies research and development expenses and acquired in-process research and development expenses on a program-specific basis for our product candidates in-licensed through September 30, 2013.  Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below (in thousands):

			The Period from
			March 26, 2010
	Nine Months Ended September 30,		(Inception) to September 30,
	2012	2013	2013
Rolapitant Expenses
Acquired in-process research and development	$—	$—	$6,630
Research and development	24,184	34,853	80,432
Rolapitant total	24,184	34,853	87,062

Niraparib Expenses
Acquired in-process research and development	7,000	1,940	8,940
Research and development	70	10,134	10,813
Niraparib total	7,070	12,074	19,753

TSR-011 Expenses
Acquired in-process research and development	—	—	1,500
Research and development	2,536	1,970	5,724
TSR-011 total	2,536	1,970	7,224

Personnel and Other Expenses	4,768	9,886	18,888

Total	$38,558	$58,783	$132,927

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

Other Income and Expense

Other income and expense consists primarily of interest income earned on cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2013

	Three Months Ended September 30,		Increase/
	2012	2013	(Decrease)
		(in thousands)
Expenses:
Research and development	$11,876	$22,163	$10,287
General and administrative	1,736	4,503	2,767
Acquired in-process research and development	—	1,940	1,940
Total expenses	13,612	28,606	14,994

Loss from operations	(13,612)	(28,606)	(14,994)
Other income (expense), net	53	17	(36)

Net loss	$(13,559)	$(28,589)	$(15,030)

Research and Development Expenses.    Research and development expenses were $22.2 million for the three months ended September 30, 2013, compared to $11.9 million for the three months ended September 30, 2012, an increase of $10.3 million.  The increase was primarily due to higher expenses related to the development of our in-licensed product candidates: rolapitant; niraparib; and TSR-011.  Significant changes resulting in this increase included:

•                  an increase of $4.6 million in costs associated with niraparib development activities, primarily related to the Phase 3 clinical trial of niraparib in subjects with ovarian cancer, which was initiated in July 2013, start-up activities for the planned Phase 3 clinical trial in breast cancer patients with germline BRCA mutations, and costs relating to drug substance and drug product development, clinical supply manufacturing and distribution;

•                  an increase of $3.4 million in costs associated with rolapitant development activities, primarily the Phase 3 and other ongoing clinical trials, partially offset by decreases in costs related to drug substance and drug product development;

•                  an increase of $1.9 million in salaries, benefits and other personnel costs (including stock-based compensation) related to increased research and development headcount supporting the growth of our development activities; and

•                  an increase of $0.5 million in costs associated with TSR-011 development activities, which primarily resulted from higher clinical costs associated with the ongoing Phase 1/2a study that began in the fourth quarter of 2012.

General and Administrative Expenses.    General and administrative expenses were $4.5 million for the three months ended September 30, 2013, compared to $1.7 million for the three months ended September 30, 2012, an increase of $2.8 million.  The increase was due primarily to increases of $1.9 million in stock-based compensation expense, of which $0.9 million was related to variable accounting for awards held by a non-employee consultant, with the remainder related to increased awards of employee stock options and higher grant-date fair values of those awards, $0.5 million in salaries, benefits and other personnel related costs, and $0.4 million in professional and consulting fees and other expenses to support corporate operational activities.

Acquired In-Process Research and Development Expenses.    We recorded $1.9 million in acquired in-process research and development expenses for the three months ended September 30, 2013, representing a milestone payment made as the result of the first patient dosing in the Phase 3 clinical trial of niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer, which occurred in July 2013.  There were no acquired in-process research and development expenses for the three months ended September 30, 2012.

Other Income (Expense), Net.    Other income is primarily comprised of interest income earned on cash and cash equivalents.

Comparison of the Nine Months Ended September 30, 2012 and 2013

	Nine Months Ended September 30,		Increase/
	2012	2013	(Decrease)
		(in thousands)
Expenses:
Research and development	$31,558	$56,843	$25,285
General and administrative	4,620	10,315	5,695
Acquired in-process research and development	7,000	1,940	(5,060)
Total expenses	43,178	69,098	25,920

Loss from operations	(43,178)	(69,098)	(25,920)
Other income (expense), net	112	76	(36)

Net loss	$(43,066)	$(69,022)	$(25,956)

Research and Development Expenses.    Research and development expenses were $56.8 million for the nine months ended September 30, 2013, compared to $31.6 million for the nine months ended September 30, 2012, an increase of $25.3 million.  The increase was primarily due to higher expenses related to the development of rolapitant and niraparib, partially offset by lower expenses associated with the development of TSR-011.  Significant changes resulting in this increase included:

•                  an increase of $10.7 million in costs associated with rolapitant development activities, primarily the Phase 3 and other ongoing clinical trials, and to a lesser extent, increases in costs relating to drug substance and drug product development, clinical supply manufacturing and distribution;

•                  an increase of $10.1 million in costs associated with niraparib development activities, primarily related to the Phase 3 clinical trial of niraparib in subjects with ovarian cancer, which was initiated in July 2013, start-up activities for the planned Phase 3 clinical trial in breast cancer patients with germline BRCA mutations, and costs relating to drug substance and drug product development, clinical supply manufacturing and distribution;

•                  an increase of $5.1 million in salaries, benefits and other personnel costs (including stock-based compensation) related to increased research and development headcount supporting the growth of our development activities; and

•                  a decrease of $0.6 million in costs associated with TSR-011 development activities, which primarily resulted from lower drug substance development and non-clinical activities, partially offset by higher clinical costs associated with the ongoing Phase 1/2a study that began in the fourth quarter of 2012.

General and Administrative Expenses.    General and administrative expenses were $10.3 million for the nine months ended September 30, 2013, compared to $4.6 million for the nine months ended September 30, 2012, an increase of

$5.7 million.  The increase was due primarily to increases of $3.0 million in stock-based compensation expense, of which $0.9 million was related to variable accounting for awards held by a non-employee consultant, with the remainder related to increased awards of employee stock options and higher grant-date fair values of those awards, $1.7 million in salaries, benefits and other personnel related costs, and $1.0 million in professional and consulting fees and other expenses to support corporate operational activities, such as insurance and certain other costs associated with public company operations.

Acquired In-Process Research and Development Expenses.    We recorded $1.9 million in acquired in-process research and development expenses during the nine months ended September 30, 2013, representing a milestone payment made as the result of the first patient dosing in the Phase 3 clinical trial of niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer, which occurred in July 2013.  During the nine months ended September 30, 2012, we paid $7.0 million in cash related to the up-front costs associated with the May 2012 acquisition of licensing rights for our niraparib program, which we recognized as acquired in-process research and development expense at that time.

Other Income (Expense), Net.    Other income is primarily comprised of interest income earned on cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue.  As of September 30, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $156.4 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock and the private placement of our equity securities.  In July 2012, we completed an initial public offering of our common stock whereby we sold 6,430,183 shares of our common stock at a price to the public of $13.50 per share and received approximately $78.0 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In March 2013, we completed a public offering of our common stock whereby we sold an additional 5,428,000 shares of our common stock at a price to the public of $18.00 per share and received approximately $91.3 million in proceeds, net of underwriting discounts and commissions and offering expenses.

Prior to July 2012, we had received $120.4 million in net proceeds from the private placement of our preferred stock.  This amount includes net proceeds of approximately $58.3 million that we received in March 2012 upon the issuance of 26,884,442 shares of our Series B preferred stock to certain existing investors in connection with the Series B Purchase Agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2012	2013
Net cash provided by (used in):
Operating activities	$(30,467)	$(58,692)
Investing activities	(7,098)	(2,323)
Financing activities	136,320	92,010
Net increase in cash and cash equivalents	$98,755	$30,995

Cash Flows from Operating Activities

The use of cash in operating activities during both the nine months ended September 30, 2012 and 2013 resulted primarily from our net losses adjusted for non-cash charges and favorable changes in components of working capital.  Cash used in operating activities increased by $28.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase in research and development expenses as we continued to progress the rolapitant, niraparib and TSR-011 development programs.  This increase included increased spending on external research and development costs, in particular higher costs associated with our rolapitant and niraparib clinical programs, coupled with increased costs associated with development personnel resulting from our increased employee headcount, partially offset by a decrease in costs associated with our TSR-011 development program.

Cash Flows from Investing Activities

The decrease of $4.8 million in cash used in investing activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due primarily to a decrease of $5.1 million in cash used for acquisitions of product candidate licenses and related milestones.  A $7.0 million up-front payment was made in the second quarter of 2012 for the in-license of niraparib, while a $1.9 million milestone payment was made for niraparib in the third quarter of 2013.  This decrease was partially offset by an increase of $0.3 million in capital expenditures, primarily due to purchases of furniture and other fixed assets related to the build-out of additional leased office space at our headquarters in Waltham, Massachusetts, which we occupied during the first quarter of 2013.

Cash Flows from Financing Activities

The decrease of $44.3 million in cash provided by financing activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due primarily to the timing and amounts of our equity issuances.  The current year period included cash proceeds of $91.3 million (net of underwriting discounts and commissions and offering expenses) from the closing of our March 2013 public offering of common stock, compared to $136.3 million of cash received from equity issuances in the prior year period ($58.3 million in net proceeds from the issuance of Series B preferred stock in March 2012 and $78.0 million in net proceeds from the issuance of common stock in our July 2012 initial public offering).  Also, cash proceeds from exercises of employee stock options increased by $0.6 million.

Operating Capital Requirements

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin preparations for the potential commercialization of any approved products.  We are subject to all of the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and interest thereon will be sufficient to fund our projected operating requirements, including any milestone obligations that may arise, through at least the next twelve months.  However, we expect to require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds to pursue our strategy of in-licensing or acquiring additional product candidates.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings, or from other sources, such as arrangements with strategic partners.  Adequate additional financing may not be available on acceptable terms, or at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.  If we raise additional funds through the issuance of equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both near and long-term, will depend on many factors, including:

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

Effective June 2013, we entered into an agreement with a vendor for the hosting of data management software and related services to be used in our ongoing and future clinical trials.  Under the agreement, we are required to make minimum payments of approximately $1.2 million through December 31, 2014.  We have recognized $0.3 million in expense associated with this agreement through September 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  In making estimates and judgments, management employs critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of December 31, 2012 and September 30, 2013, we had cash and cash equivalents of $125.4 million and $156.4 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the nine months ending September 30, 2013.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(e) or Rule 15d-15(e)), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective and are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

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

For certain of our cancer therapeutic product candidates (currently niraparib and TSR-011), we believe we have acquired product candidates where diagnostic tests or specific clinical criteria will allow us to identify cancer patients who will be more likely to respond to the therapeutic.  We plan to rely on diagnostic tests to help us to more accurately identify patients with those criteria both during our clinical trials and in connection with the commercialization of these product candidates.  Diagnostic tests, including companion diagnostics, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization.  We do not develop diagnostic tests internally.  We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these tests.  For example, our niraparib product candidate will use a test owned and administered by a third party to identify breast cancer patients with a BRCA gene mutation during clinical testing.  Therefore, it is possible that niraparib will be approved for this indication only with this diagnostic test.  This third party may encounter difficulties in developing and obtaining approval for its test, or may fail to support the clinical development of niraparib for breast cancer as we expect.  Any such delay or failure could delay or prevent approval of niraparib for breast cancer, or products we may later acquire with similar characteristics.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 33-180309) that was declared effective by the Securities and Exchange Commission on June 27, 2012.

As of September 30, 2013, we had used all of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer (principal executive officer)

Date:	November 8, 2013

By:	/s/ Edward C. English
Edward C. English
Vice President of Finance and Administration (principal financial and accounting officer)

Date:	November 8, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document