Form 10-K
period 2013-12-31
TESARO, Inc.
filed 2014-03-14
CIK 1491576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2013 was approximately $524,741,000 based on the closing price of $32.74 of the Common Stock of the registrant as reported on the NASDAQ Global Select Market on such date.  As of March 11, 2014, there were 35,968,936 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TESARO, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

Any forward-looking statements that we make in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

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

The TESARO logo is a trademark of TESARO, Inc. in the United States and in other selected countries.  All other brand names or trademarks appearing in this report are the property of their respective holders.  Unless the context requires otherwise, references in this report to “TESARO”, the “Company,” “we,” “us,” and “our” refer to TESARO, Inc.

ITEM 1. BUSINESS

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We acquire, in-license and develop oncology product candidates and, if approved for marketing, we intend to commercialize these products globally.  We have in-licensed and are currently developing three product candidates, rolapitant, niraparib and TSR-011, and in March 2014 we initiated our immuno-oncology platform strategy by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for specified immuno-oncology targets.

•                  Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist currently in Phase 3 (oral formulation) and Phase 1 (intravenous, or IV, formulation) clinical trials for the prevention of chemotherapy induced nausea and vomiting, or CINV.  In December 2013, we announced top-line results for two Phase 3 trials of rolapitant.  The primary endpoint was successfully achieved in each trial, and preparations in support of our anticipated submission to the U.S. Food and Drug Administration, or FDA, in mid-2014 of a new drug application, or NDA, for oral rolapitant are ongoing.

•                  Niraparib, formerly known as MK-4827, is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  We expect to dose the first patient in a Phase 3 clinical trial evaluating niraparib in breast cancer patients with germline BRCA mutations in the first quarter of 2014.  We also are collaborating with the Sarcoma Alliance for Research through Collaboration, or SARC, to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer.

•                  TSR-011 is an orally available targeted anti-cancer agent which is a potent inhibitor of both anaplastic lymphoma kinase, or ALK, and tropomyosin-related kinase, or TRK, currently in a Phase 1/2a dose escalation clinical trial in cancer patients.  We have identified the maximum tolerated dose of TSR-011 and are now evaluating fractionated 60 milligram (mg) doses of TSR-011 in patients with ALK or TRK expression, including those with ALK-positive, or ALK+, and TRK-positive, or TRK+, non-small cell lung cancer, or NSCLC, who have not been previously treated with ALK inhibitors, those with ALK+ NSCLC who have progressed during treatment with other ALK inhibitors, and in those patients with other tumor types driven by ALK or TRK.

In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, a privately-held therapeutic antibody company.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicenseable worldwide license to research, develop, manufacture, market and sell products incorporating certain specified immunotherapy antibodies developed using AnaptysBio’s proprietary technology for the discovery, generation and optimization of antibodies.  Specifically, we received exclusive rights to monospecific antibody product candidates targeting TIM-3, LAG-3 and PD-1 and dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3.  Under the agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of three development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.  PD-1, or programmed cell death protein 1, is a key immune checkpoint molecule that can limit T-cell-mediated immune responses. The presence of the PD-1 ligand, or PD-L1, has been identified on many tumor types, and expression of PD-L1 has been linked to poor clinical outcomes in a variety of cancers.  Anti-PD-1 antibodies have demonstrated in vivo efficacy in tumor models and have shown promising results in several clinical studies.  We anticipate beginning clinical trials using TSR-042, the lead anti-PD-1 antibody that we have in-licensed as part of the agreement with AnaptysBio, in mid-2015.  In addition, we plan to evaluate our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with TSR-011, niraparib and other anti-tumor agents.

In addition to potential candidates arising from our agreement with AnaptysBio, we intend to continue to leverage the experience and competencies of our senior management team to identify, acquire, develop and commercialize cancer therapeutics and oncology supportive care products that are potentially safer and more effective than existing treatments.

In December 2010, we in-licensed from OPKO Health, Inc., or OPKO, the exclusive worldwide rights to our first product candidate, rolapitant, a long-acting NK-1 receptor antagonist that is being developed for the prevention of CINV.  OPKO had acquired certain NK-1 receptor related assets, including rolapitant, in 2010 from Schering-Plough Corporation, or Schering-Plough, as part of a United States Federal Trade Commission, or FTC, requirement to divest certain assets in connection with Schering-Plough’s combination with Merck & Co., Inc., or Merck.  Prior to its divestiture of rolapitant, Schering-Plough evaluated rolapitant in over 1,000 subjects, including studies for the prevention of post-operative nausea and vomiting, or PONV, and chronic cough, and completed a Phase 2 clinical trial in patients at high risk for CINV.

In March 2011, we in-licensed the exclusive worldwide rights to TSR-011 from Amgen, Inc., or Amgen.  TSR-011 is a small molecule inhibitor of ALK and TRK for the treatment of NSCLC and potentially other cancer indications.

In May 2012, we entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib for all therapeutic and prophylactic uses in humans.

Upon successful development and regulatory approval of any of our product candidates, we intend to make them available to cancer patients in North America, Europe and China through our own commercialization efforts.  At this time, we believe that if we commercialize our products directly in these geographic areas, we will receive a greater return on our investment than if we license these products to third parties for sale.  We believe this because our management team has experience commercializing products in these geographic areas and has an understanding of the relevant sales, marketing and reimbursement frameworks unique to these areas.  In addition to developing internal commercial capabilities within these three geographic areas, we intend to establish a network of licensees and distributors for our products in other geographic areas.

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

Our senior management team includes our Chief Executive Officer and co-founder, Leon (Lonnie) Moulder, Jr., and our President and Chief Scientific Officer and co-founder, Mary Lynne Hedley, Ph.D.  Mr. Moulder has been involved in a number of biopharmaceutical companies, including as vice-chairman of the board of directors and president and chief executive officer of Abraxis BioScience, Inc., vice chairman of Eisai Corporation of North America and president and chief executive officer of MGI PHARMA.  Dr. Hedley has served as the executive vice president and chief scientific officer of Abraxis BioScience, Inc., executive vice president of Eisai Corporation of North America and executive vice president and chief scientific officer of MGI PHARMA.  Dr. Hedley also co-founded and served as chief executive officer and president of ZYCOS, Inc., a biotechnology company which was acquired by MGI PHARMA.

On June 28, 2012, we completed our initial public offering through which we sold 6,000,000 shares of common stock at a price of $13.50 per share.  The shares began trading on the NASDAQ Global Select Market on June 29, 2012, and the transaction closed on July 3, 2012.  Immediately prior to the closing of the offering, all outstanding shares of our convertible preferred stock converted into 19,410,490 shares of common stock.  On July 23, 2012, the underwriters of our initial public offering purchased an additional 430,183 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate net proceeds of approximately $78.0 million, which is net of underwriting discounts and commissions and offering expenses.  In March 2013, we sold 5,428,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-1, at a price of $18.00 per share, resulting in net proceeds of approximately $91.3 million, which is net of underwriting discounts and commissions and offering expenses.  In February 2014, we sold 3,200,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-3, at a price of $31.50 per share, resulting in net proceeds of approximately $94.1 million, which is net of underwriting discounts and commissions and estimated offering expenses.  The proceeds of our February 2014 offering are not reflected in the financial results reported in this Annual Report on Form 10-K.

Our common stock trades on the NASDAQ Global Select Market, or NASDAQ, under the trading symbol “TSRO.”

Our Strategy

Our strategy is to leverage the experience and competencies of our senior management team to identify, acquire and develop promising drug candidates and to commercialize cancer therapeutics and oncology supportive care products that are potentially safer and more effective than existing treatments.  This strategy is based upon our belief that it is efficient and effective to focus our efforts on cancer therapeutics and oncology supportive care because the same treatment centers and healthcare professionals can be covered by a single sales and marketing organization.

The key components of our strategy are:

•                  Rapidly Develop and Successfully Commercialize Rolapitant for the Prevention of CINV.  In early 2012 we enrolled the first patient in our global Phase 3 clinical program for rolapitant, approximately one year after in-licensing this product candidate.  We reported top-line results for two of our three Phase 3 clinical trials of oral rolapitant in December 2013.  We expect to report top-line results for the third Phase 3 clinical trial in early 2014.  Our ongoing Phase 3 clinical program for oral rolapitant includes investigative sites in over 25 countries.  In January 2014, in a single ascending dose study we identified a dose of our IV formulation of rolapitant that we believe is likely to achieve bioequivalence to a 200mg dose of oral rolapitant, and we may compare the safety and exposure of IV rolapitant to the oral formulation in a subsequent clinical trial, which would commence in the second half of 2014.  We believe that we are well positioned to maximize the commercial potential of rolapitant.  At MGI PHARMA, in 2003 our senior management team successfully launched and commercialized Aloxi, a 5-HT3 receptor antagonist for the prevention of CINV, in the United States.  Aloxi, based on revenues, became the largest product in its class in 2006, despite being the fourth 5-HT3 receptor antagonist to market in the United States and competing with products sold by GlaxoSmithKline plc, Roche Holding Ltd. and Sanofi S.A.  We intend to leverage the experience that our senior management team gained at MGI PHARMA to establish rolapitant, if approved, as part of the standard of care for the prevention of CINV in patients who, per established treatment guidelines, could benefit from an NK-1 receptor antagonist, in addition to treatment with a 5-HT3 receptor antagonist.

•                  Continue the Clinical Development of and Successfully Commercialize Niraparib for the Treatment of Cancers that are Susceptible to PARP Inhibition.  We are evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer in a Phase 3 clinical study, which we commenced in July 2013.  We also plan to evaluate niraparib in breast cancer patients with germline BRCA mutations in a Phase 3 clinical trial, in which we expect to dose the first patient in the first quarter of 2014.  We also are collaborating with SARC to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer, and we plan to evaluate niraparib in combination preclinical pharmacology studies with our immuno-oncology anti-tumor agents.

•                  Advance TSR-011 Through Clinical Trials for the Treatment of NSCLC and Other Tumor Types Associated with ALK and TRK Mutations.  We are pursuing a development pathway that we believe, if successful, will enable us to reduce the time to receive regulatory approval for this product candidate.  In September 2012, we filed an investigational new drug application, or IND, for TSR-011 with the FDA that became effective in October 2012, and in November 2012, we announced that we had dosed the first patient in a Phase 1/2a dose escalation clinical trial of TSR-011 in cancer patients.  We have identified the maximum tolerated dose of TSR-011 and are now evaluating fractionated 60mg doses of TSR-011 in patients with ALK or TRK expression, including those with ALK+ and TRK+ NSCLC who have not been previously treated with ALK inhibitors, those with ALK+ NSCLC who have progressed during treatment with other ALK inhibitors, and those patients with other tumor types driven by ALK or TRK.  ALK is a key driver of multiple types of cancers, including subsets of NSCLC, neuroblastoma and lymphoma.  TRK may drive tumor growth in patients with TRK+ NSCLC, colorectal and thyroid cancer.  In order to maximize the commercial potential of TSR-011, we plan to study TSR-011 in multiple tumor types and treatment settings.  We believe that TSR-011 may be differentiated from crizotinib, currently the only marketed ALK inhibitor, as well as other ALK inhibitors in development, due to its potency, specificity and activity on specific mutant ALK proteins and by its pharmacological properties, which could attract clinical investigators and patients to our clinical trials.  We also plan to evaluate TSR-011 in combination preclinical pharmacology studies with our immuno-oncology anti-tumor agents.

•                  Identify and Advance Potential Antibody Product Candidates Under Our Collaboration and Exclusive License Agreement with AnaptysBio.  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio for the discovery and development of immunotherapy antibodies against certain validated immuno-oncology targets.  Under the agreement, we received exclusive rights to products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of antibodies targeting certain immune checkpoint proteins.  Specifically, we received exclusive rights to monospecific antibody product candidates targeting TIM-3, LAG-3 and PD-1 and dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3.  We have selected a lead monospecific antibody for the PD-1 program, TSR-042, and we intend to select other lead candidates and carry out preclinical, clinical, regulatory and other activities necessary to develop and commercialize antibodies selected under each of the three development programs.  We believe that these therapeutic antibodies will form the basis of a strategic platform that will potentially enable us to develop novel monotherapy and combination-based approaches with immuno-oncology and other anti-cancer agents in a variety of indications.  Specifically, we believe this platform will enable us to initiate clinical development in new tumor indications, not addressed with our current product candidates, and to study combination approaches in the clinic, both with our existing product candidates and potentially with new candidates we either in-license or access through collaborative transactions with others.  We expect that TSR-042 will begin clinical trials in mid-2015.

•                  In-license or Acquire Additional Product Candidates to Create a Balanced Product Portfolio.  We intend to in-license or acquire additional product candidates across various stages of development.  We do not have, nor do we intend to build, drug discovery capabilities.  We intend to focus on product candidates that we believe are differentiated from existing cancer therapeutics and oncology supportive care products and that have well-defined, and potentially expeditious, clinical and regulatory pathways.  Our criteria for selecting therapeutic product candidates for acquisition includes consideration of potential diagnostics or specific clinical criteria that we believe would allow us to enrich our clinical study population for cancer patients who are more likely to respond to the compound.  We believe that our three current product candidates, and potential product candidates under our collaboration with AnaptysBio, have these characteristics.  We believe that our ability to execute on this strategy is due to our senior management team’s previous experience with in-licensing and acquiring cancer therapeutics and oncology supportive care products on mutually advantageous terms, and their prior success in developing and obtaining regulatory approval for these compounds, and developing markets for and commercializing these products.  Our objective is to build a portfolio of cancer therapeutics and oncology supportive care products that is balanced by stage of development, resource requirements and development risk.  We categorize acquisition or in-licensing targets as follows:

•                  Lower risk, later-stage assets that serve as a foundation for building a commercial business.  We continue to seek, and may in-license or acquire, late-stage product candidates, such as rolapitant, with well-defined regulatory and clinical development paths.  By doing so, we believe that we can minimize to some degree the risks of development and regulatory approval.  Having multiple products at, or near, a commercial stage will allow us to utilize the sales and marketing and medical affairs organizations we intend to build in a cost-effective manner.

•                  Mid-stage assets supported by early clinical study results indicating activity and adequate safety.  We continue to seek, and may in-license or acquire, mid-stage product candidates and seek to advance them to final clinical testing, regulatory approval and commercialization.  In identifying mid-stage assets, we intend to focus on assets that we believe demonstrate activity and adequate safety based on early clinical testing (i.e., Phase 1 or 2 clinical trials).  Assets at this stage generally have more risk of eventual success than later-stage assets.  We believe that when we acquired rights to niraparib in May 2012, it was representative of this type of asset.

•                  Early-stage, potentially transformational assets associated with signals of effectiveness or patient selection approaches, by use of tools such as biomarkers.  We continue to seek, and may in-license or acquire, early-stage assets that we can develop from preclinical status to commercialized products.  For this category of assets, we intend to focus on those compounds for which signals of effectiveness are demonstrated during in vitro or in vivo preclinical testing.  Ideally, the early-stage assets we in-license or acquire will exhibit signals of effectiveness for identifiable subpopulations of cancer patients, thereby allowing for the selection of cancer patients during clinical testing who are most likely to respond to treatment.  We believe this will lead to more efficient and effective clinical trials and, if approved, better prescription patterns, providing for the best potential patient outcomes.  We believe that this more personalized medicine approach to cancer therapy will allow for a more rapid and efficient path to product candidate development, registration and commercialization.  We believe that TSR-011 is representative of this type of asset as are certain of our immunotherapy product candidates.

•                  Currently marketed products and soon to be marketed products around which we could develop a commercial operation.  We continue to seek, and may in-license or acquire, assets that have received regulatory approval and are, or are about to be, marketed to the same treatment centers and healthcare professionals as those to whom we would market our product candidates, if approved.  Having multiple marketed products can lead to efficiencies of scale in sales and marketing and medical affairs, and can drive faster market penetration for future products.

•                  Build Global Capabilities to Maximize the Value of Our Product Candidates.  We currently retain the exclusive worldwide rights to all of our current product candidates (rolapitant, niraparib, TSR-011, and any future product candidates which may result from our collaboration with AnaptysBio), and we intend to utilize these rights to develop and commercialize our product candidates globally.  We will seek to acquire global rights for product candidates we may acquire or in-license in the future.

•                  Develop Our Products Globally.  We are developing rolapitant, niraparib, and TSR-011 on a global basis, and intend to develop any future product candidates globally, in order to more rapidly enroll patients and support regulatory submissions to health authorities outside of the United States.  We believe that this will result in shortened development timelines, earlier submission of marketing authorization applications and, if the clinical results warrant, earlier regulatory approvals than would be expected if we were to conduct clinical development programs entirely within the United States.

•                  Commercial Operations in Key Markets.  We currently plan to commercialize our portfolio of cancer therapeutics and oncology supportive care products by deploying fully integrated sales and marketing organizations in core strategic markets—specifically, North America, key European markets and China—and establishing distributor networks or licensee arrangements in non-core markets around the world.  We believe that building our own commercial operations function in our core strategic markets is an important component of our strategy because by doing so we expect to receive a greater return on our product investment than if we licensed these products to third parties for sale.  Because our management team has experience commercializing products in these core strategic markets and understands the relevant sales, marketing and reimbursement frameworks, we expect to be able to generate higher revenues than if we were to sell exclusively through licensees or distributors.

Overview of the Market for Cancer Therapeutics and Oncology Supportive Care Products

Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells.  The American Cancer Society estimated that in the United States in 2013, approximately 1.7 million new cases of cancer would be diagnosed and more than 580,000 people would die from the disease.  Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy and targeted therapy.  The IMS Institute for Healthcare Informatics estimated in a 2012 report that global oncology spending will exceed $90 billion by 2017, representing the largest class of drug spending globally.  The National Institutes of Health estimated in a 2011 analysis that direct medical costs (i.e., a total of all health expenditures) associated with cancer will reach $158 billion by 2020.

Many marketed products and product candidates for treating cancer patients that are currently being developed by biopharmaceutical companies are cytotoxic chemotherapies that exert their toxic effect on cancer generally through nonspecific damage to cellular components with the goal of causing cancer cell malfunction and cell death.  Other products and product candidates alter cell metabolism or internal repair mechanisms leading to the demise of the cancer cell.  More recently, targeted anti-cancer agents have been designed by scientists to inhibit the action of specific molecules within cancer cells that are driving the aberrant growth responsible for tumor development.  Some of these targeted agents are developed in conjunction with companion diagnostic tests that are used by clinicians to determine if a patient’s cancerous tumor contains these specific molecules and is, therefore, more likely to respond to a particular targeted therapy.  For our current cancer therapeutics, we believe we have acquired product candidates where diagnostics or specific clinical criteria will allow us to identify cancer patients who will be more likely to respond to the therapeutic.  In the future, our preference will be to in-license or acquire cancer therapeutics that can be developed in a targeted patient population enriched for those who will respond to the drug candidate.  We expect that the characteristics of these compounds will permit us to design clinical trials that, if successful, will allow us to achieve clinical outcomes that will support regulatory approval for targeted patient groups and reimbursement by healthcare payors due to attractive risk/benefit metrics in the targeted population.

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

Treatment centers (such as hospitals and community cancer centers) and the healthcare professionals who treat cancer patients (physicians, nurses, physician assistants and pharmacists) utilize various combinations of cancer therapeutics and oncology supportive care products to extend and improve the quality of life of these patients.  Our strategy is aligned with these trends in cancer care; that is, to acquire, in-license and develop product candidates and to commercialize products that selectively treat cancers and those that address the side-effects from such treatments.

Our Product Candidates

Our first three in-licensed product candidates are consistent with our strategy to develop and commercialize cancer therapeutics and oncology supportive care products.  The following table summarizes the status of these product candidates.

*in collaboration with SARC

Rolapitant—Neurokinin-1 (NK-1) Receptor Antagonist

Overview

Rolapitant is a potent and long-acting NK-1 receptor antagonist that is being developed as a supportive care product for the prevention of CINV.  We are investigating whether a single dose of rolapitant will, when administered along with the current standard of care for CINV (a 5-HT3 receptor antagonist plus a corticosteroid), significantly decrease vomiting and the use of rescue medication for nausea over the five-day period of risk for cancer patients receiving emetogenic chemotherapy as compared to the current standard of care alone.  We obtained the exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant from OPKO in December 2010.

Chemotherapy Induced Nausea and Vomiting

According to CINV prevention and treatment guidelines developed and published by respected oncology organizations such as the National Cancer Care Network, or NCCN, Multinational Association for Supportive Care in Cancer, or MASCC, and American Society of Clinical Oncology, or ASCO, if not prevented by prophylaxis, CINV has the potential to afflict up to 90% or more of cancer patients undergoing chemotherapy, depending upon the type of chemotherapy administered, the dosing schedule of the chemotherapy and the patients’ gender, among other predisposing factors.  Prolonged nausea and vomiting may result in unwanted weight loss, dehydration and malnutrition as well as hospitalization.  If not prevented, CINV may result in a delay or discontinuation of chemotherapy treatment.  Based on our analysis of market data provided by IMS Health Incorporated and patient treatment data collected by Ipsos Healthcare, a market research firm, we estimate that the NK-1 receptor antagonist market consists of approximately 5 million potential treatments administered on the first day of chemotherapy in combination with the current standard of care for the prevention of CINV.  We estimate that approximately 85-90% of these potential 5 million treatments would be for patients receiving the combination of anthracycline and cyclophosphamide, or AC, based chemotherapy, for the treatment of breast cancer, or for certain patients receiving moderately emetogenic chemotherapy, or MEC, for other types of cancer.  The remaining potential market treatments are for patients receiving highly emetogenic chemotherapy, or HEC, regimens that contain cisplatin.  Current treatment guidelines recommend that all cancer patients receiving AC based chemotherapy for breast cancer and cisplatin containing regimens should be treated with an NK-1 receptor antagonist in addition to the current standard of care for CINV, while cancer patients receiving MEC regimens could in appropriate circumstances be treated with an NK-1 receptor antagonist in addition to the current standard of care for the prevention of CINV.  The NCCN guidelines clarify that it is appropriate to treat cancer patients receiving a MEC regimen that utilizes carboplatin with an NK-1 receptor antagonist in addition to the current standard of care for CINV.

The Journal of Supportive Oncology has reported that the perception of healthcare professionals as to whether their patients experience delayed nausea and vomiting due to chemotherapy differs significantly from actual patient experience.  Specifically, this journal reported in 2004 that healthcare professionals perceived that 76% of their patients did not experience delayed nausea and 91% of their patients did not experience delayed vomiting when actual patient experience indicated that only 43% of patients did not experience delayed nausea and 59% of patients did not experience delayed vomiting.

The current standard of care for CINV consists of a 5-HT3 receptor antagonist (usually one of ondansetron, granisetron, dolasetron or palonosetron) plus a corticosteroid (usually dexamethasone).  5-HT3, or serotonin sub-type 3, receptor antagonists block the binding of serotonin to the 5-HT3 receptor in specific nerve endings in the body and the brain, resulting in a reduction in nausea and vomiting in patients at risk for CINV.  Optimal protection against CINV is provided to certain patients when an NK-1 receptor antagonist is administered together with a 5-HT3 receptor antagonist.  NK-1 receptor antagonists block substance P from binding to NK-1 receptors.  Substance P is a natural substance in the brain that binds to the NK-1 receptor and represents a second mechanism that induces nausea and vomiting.  Currently, oral aprepitant and its IV pro-drug fosaprepitant, which are both known by the brand name EMEND and marketed by Merck, are the only commercially available NK-1 receptor antagonists.  Based upon Merck’s announcement of its financial results for the year ended December 31, 2013, EMEND generated $507 million (unaudited) in global revenues in 2013.  We believe there is a significant need for another NK-1 receptor antagonist with improved properties over EMEND.

The following chart summarizes rankings of chemotherapy treatment side effects from a study of patients diagnosed with ovarian, primary peritoneal or fallopian tube cancer who received at least three cycles of platinum-based chemotherapy.  Using a visual analog score, where patients rank different side effects on a scale from zero to 100, with zero being the least favorable and 100 being the most favorable, patients evaluated different side effects related to cancer and chemotherapy treatment, including CINV 1-6, representing different scenarios of CINV.  According to the study, the most favorable side effects included perfect health and clinical remission, followed closely by CINV 1, or complete-to-almost-complete control of CINV.  By contrast, all of the least favorable side effects, other than death, included nausea and vomiting.  This study, the results of which are summarized in the figure below, shows that patients view CINV as one of the least favorable side effects of chemotherapy treatment.

Patient Rankings of Chemotherapy Treatment Side Effects

Source:  Adapted from Charlotte C. Sun et al., Rankings and symptom assessments of side effects from chemotherapy: insights from experienced patients with ovarian cancer, Support Care Cancer (2005).

There are two phases associated with CINV: acute and delayed.  The acute phase occurs within the first 24 hours following chemotherapy treatment.  It is believed that this phase is caused largely by chemotherapy-induced increases in serotonin release and activation of 5-HT3 receptors on vagal afferent neurons in the gut.

There are currently four 5-HT3 receptor antagonists on the market in the United States (ondansetron, palonosetron, granisetron and dolasetron) and one additional agent that is available in several international markets (tropisetron), all of which are clinically effective in preventing acute CINV, particularly when given in combination with a corticosteroid, such as dexamethasone.  Despite the success of the 5-HT3 receptor antagonists, protection of patients from acute CINV is not complete because other neurotransmitters are also involved in the onset of CINV.  Furthermore, there remains a strong need to develop potent therapies effective to prevent or treat delayed CINV.

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

Despite the importance of the NK-1 receptor in the etiology of both acute and delayed emesis, there are only two approved products that target this receptor, oral aprepitant and its IV pro-drug fosaprepitant, which are both known by the brand name EMEND and marketed by Merck.  In multiple clinical trials, EMEND provided significantly better protection against both acute and delayed emesis when it was added to a 5-HT3 receptor antagonist and corticosteroid as compared to the 5-HT3 receptor antagonist and corticosteroid alone.  EMEND was initially introduced as an oral formulation in 2003.  In

2010, Merck introduced a single-dose IV formulation of EMEND, which we believe currently accounts for approximately 80% of all EMEND usage.

We believe that the product profile of rolapitant will provide a long-lasting clinical benefit to patients with a better drug interaction profile than the other NK-1 receptor antagonists on the market or in development.  Recent pharmacokinetic and pharmacodynamic studies demonstrate that rolapitant has a half-life of approximately 180 hours and has high affinity for the human NK-1 receptor (Ki =0.7nM).  Positron emission tomography (or PET) scans of patients five days after a single oral 200mg dose of rolapitant demonstrate greater than 90% NK-1 receptor occupancy.  Further, data from clinical studies demonstrate that rolapitant is not an inhibitor or inducer of cytochrome P450 3A4 isoenzyme, or CYP3A4.  When a drug inhibits or induces CYP3A4, it can lead to an adverse effect on the ability to metabolize other drugs.  The data indicates that rolapitant does not alter the pharmacokinetics of midazolam or other tested CYP3A4 substrates, and consequently is unlikely to have an effect on the pharmacokinetics of drugs metabolized by CYP3A4.  Based upon this data, and in contrast with the current oral and IV NK-1 receptor antagonist on the market and another oral NK-1 receptor antagonist in clinical development, we believe that administration of rolapitant is unlikely to cause a clinically significant pharmacokinetic interaction with many commonly used drugs intended for cancer patients undergoing chemotherapy.  Additionally, when compared to these other NK-1 receptor antagonists using their respective registration studies, rolapitant demonstrated a greater complete response (that is, no emesis and no use of rescue medication compared to control) and greater complete protection compared to control (that is, a complete response and no significant nausea) during the delayed and overall period following chemotherapy (24 to 120 hours and 0 to 120 hours, respectively).

Clinical Guidelines for the Usage of 5-HT3 and NK-1 Receptor Antagonists

Most patients who receive preventative therapy for CINV receive chemotherapy regimens that are defined as having either high or moderate risk.  HEC regimens include those containing cisplatin, and for regulatory approval of drugs to prevent CINV in patients receiving HEC, this is an important patient population to study.  CINV prevention and treatment guidelines developed and published by respected oncology organizations such as NCCN, MASCC, and ASCO also define anthracycline-cyclophosphamide containing treatment regimens as HEC.  Such regimens are frequently utilized to treat certain types of breast cancer.  MEC is categorized by ASCO, NCCN and other treatment guidelines, and includes chemotherapy agents such as carboplatin, irinotecan, ifosfamide and cisplatin when administered in doses of less than 50mg/m2.

Emetogenic Potential (ASCO, MASCC, NCCN Guidelines)	Proportion of Patients Who Will Experience Emesis in the Absence of Effective Antiemetic Prophylaxis
High	>90% of patients
Moderate	30 - 90% of patients
Low	10 - 30% of patients
Minimal	<10% of patients

According to current treatment guidelines, the risk of vomiting for patients receiving HEC regimens, including anthracycline-cyclophosphamide, is equal to or greater than 90%.  The current treatment guidelines also suggest that MEC regimens are associated with a risk of vomiting in the range of 30% to 90%.  Based on our analysis of the market data and patient treatment data described above, we estimate that patients receiving HEC regimens, including for these purposes AC based chemotherapy, make up approximately 70% of the potential NK-1 receptor antagonist treatment market and patients receiving MEC regimens make up approximately 30% of the market.

While the United States NK-1 market was approximately $290 million in 2013 (represented by oral and IV formulations of EMEND), we believe there is a larger market opportunity for the class.  Our analysis of data from IMS Health indicates that following the 2011 launch of a single dose, IV-only regimen (versus the pre-existing three-day oral regimen), for the aprepitant IV pro-drug, fosaprepitant, the number of EMEND patient treatments grew over 20% for two consecutive years.  We believe the market will expand further based upon the combined sales and marketing activities and enhanced educational initiatives associated with three companies marketing NK-1 receptor antagonists.  In addition to our activities and initiatives and those of Merck, we expect that Helsinn Healthcare and Eisai Inc. will be introducing a combination NK-1 receptor antagonist and 5-HT3 receptor antagonist product, netupitant plus Aloxi (palonosetron HCl).  Overall trends in the market, growing awareness of supportive care issues and the implementation of guidelines for patient care, including the prevention of CINV, that are developed and published by oncology organizations, may also lead to greater use of NK-1 receptor antagonists.

Key Characteristics of Rolapitant

Rolapitant is a highly potent, long acting NK-1 receptor antagonist that, if approved, may provide control of CINV over the five-day period of risk for cancer patients receiving emetogenic chemotherapy, including HEC and MEC.  The safety and pharmacokinetic profile observed in Phase 1 clinical trials, combined with the clinical activity and safety profile observed in a randomized Phase 2 clinical trial described below, suggest that rolapitant represents a potential advance in the prevention of CINV.  We believe that rolapitant has several important characteristics, including:

•                  Long Half-Life.  Recent pharmacokinetic and pharmacodynamic studies demonstrate that rolapitant has a half-life of approximately 180 hours and has high affinity for the human NK-1 receptor (Ki =0.7nM).  Positron emission tomography (or PET) scans of patients five days after a single oral 200mg dose of rolapitant demonstrate greater than 90% NK-1 receptor occupancy.

•                  Reduced Risk of Drug Interactions.  Data from clinical studies demonstrate that rolapitant is not an inhibitor or inducer of cytochrome P450 3A4 isoenzyme, or CYP3A4.  CYP3A4 is a liver enzyme that is responsible for the metabolism of a number of drugs.  When a drug inhibits or induces CYP3A4, it can lead to an adverse effect on the ability to metabolize other drugs.  The data indicates that rolapitant does not alter the pharmacokinetics of midazolam or other tested CYP3A4 substrates, and consequently is unlikely to have an effect on the pharmacokinetics of drugs metabolized by CYP3A4.  Based upon this data, and in contrast with the current oral and IV NK-1 receptor antagonist on the market and another oral NK-1 receptor antagonist in clinical development, we believe that administration of rolapitant is unlikely to cause a clinically significant pharmacokinetic interaction with many commonly used drugs intended for cancer patients undergoing chemotherapy.

•                  Rapid Onset of Activity.  In a Phase 2 clinical trial, time to first emesis or use of rescue medication for rolapitant versus the control group showed rapid onset of activity within approximately three hours of completing chemotherapy treatment, which represents a quicker onset of action than has been observed in other agents in its class.

Rolapitant Clinical Development

In 2008, Schering-Plough completed three Phase 2 clinical trials in which rolapitant was evaluated for the prevention of CINV, PONV and the treatment of chronic cough.  One of these trials was designed to assess the efficacy and safety of rolapitant for the prevention of CINV for up to six cycles of chemotherapy, and to determine a Phase 3 dose.  This was a multicenter, randomized, double-blind clinical trial in which 454 cancer patients receiving HEC were administered a 5-HT3 receptor antagonist and a corticosteroid (ondansetron and dexamethasone), and randomized in equal fashion to groups receiving either placebo or 10mg, 25mg, 100mg or 200mg of a single dose oral formulation of rolapitant.  Subjects recorded episodes of emesis, severity of nausea, and use of rescue medications daily in a subject diary from days one through six of cycle 1.

The rolapitant 200mg group, compared to the control group, had significantly greater complete response rates, meaning no emesis and no use of rescue medication, in the overall phase, meaning zero to 120 hours after receipt of HEC, the acute phase, meaning zero to 24 hours after receipt of HEC, and the delayed phase, meaning greater than 24 hours to 120 hours after receipt of HEC.  The tables below present the comparisons of complete response rates in the rolapitant groups and the control group for the overall, acute and delayed phases.

	Complete Response Rate
	200mg Rolapitant	Control	P-Value
Overall (0 to 120 hours)	62.5%	46.7%	0.032
Acute (0 to <24 hours)	87.6%	66.7%	0.001
Delayed (>24 to 120 hours)	63.6%	48.9%	0.045

	Complete Response Rate
	100mg Rolapitant	Control	P-Value
Overall (0 to 120 hours)	53.8%	46.7%	0.315
Acute (0 to <24 hours)	74.7%	66.7%	0.209
Delayed (>24 to 120 hours)	58.2%	48.9%	0.191

	Complete Response Rate
	25mg Rolapitant	Control	P-Value
Overall (0 to 120 hours)	53.4%	46.7%	0.342
Acute (0 to <24 hours)	70.8%	66.7%	0.504
Delayed (>24 to 120 hours)	54.5%	48.9%	0.417

	Complete Response Rate
	10mg Rolapitant	Control	P-Value
Overall (0 to 120 hours)	48.4%	46.7%	0.791
Acute (0 to <24 hours)	66.7%	66.7%	0.954
Delayed (>24 to 120 hours)	50.5%	48.9%	0.788

In clinical trials, the p-value is a measure of how strongly the data support a real difference between the effects of treatment and control. The smaller the p-value, the stronger the evidence. Conventionally, if the p-value is less than 0.05, the presumption is that there is a real difference between the treatment and control groups, and the results are deemed statistically significant. Rates for no significant nausea for the 200mg rolapitant dose group also demonstrated a superior treatment effect versus the control group in the overall, acute, and delayed phases of CINV. A validated questionnaire was used to assess patient quality of life and these data also demonstrated statistically significant better quality of life scores for the treatment group versus the control group. The table below presents the comparisons of rates for no significant nausea in the 200mg rolapitant dose group and the control group for the overall, acute and delayed phases.

	No Significant Nausea Rate
	200mg Rolapitant	Control	P-Value
Overall (0 to 120 hours)	63%	42%	0.005
Acute (0 to <24 hours)	87%	73%	0.029
Delayed (>24 to 120 hours)	64%	48%	0.026

Treatment-related adverse events were mild and included constipation, headache, fatigue and dizziness.  Overall, serious adverse events occurred with similar incidences across all treatment groups (9% to 14%).  The most common serious adverse events were neutropenia (a disorder characterized by an abnormally low number of certain types of white blood cells), febrile neutropenia (the development of fever, often with signs of infection, in a patient with neutropenia), vomiting, dehydration, nausea and pneumonia.  These events, however, were considered by investigators to be related to chemotherapy or the underlying cancer and not to rolapitant.  Data from this clinical study demonstrated that a dose of 200mg rolapitant administered with a 5-HT3 receptor antagonist and dexamethasone achieved statistically significant improvement in preventing CINV than 5-HT3 receptor antagonist and dexamethasone alone, and this dose was selected for advancement into Phase 3 clinical trials.

Results from the Phase 2 clinical trial discussed above demonstrated what we believe is a promising level of activity for CINV prevention for the five-day period following administration of chemotherapy, the period during which patients are at highest risk for CINV.  We presented data from the Phase 2 clinical trial of rolapitant for the prevention of CINV at the ASCO annual meeting in June 2012.

Rolapitant Phase 3 Clinical Program

Based on the results of the Phase 2 clinical trial, in early 2012, we enrolled the first patient in our Phase 3 clinical program for oral rolapitant.  The Phase 3 clinical program consists of approximately 2,400 patients participating in one of three Phase 3 clinical trials focused on evaluating rolapitant plus the standard of care compared with control plus the standard of care.  This global program consists of two randomized, double-blind, active-controlled clinical trials evaluating the efficacy of a single 200mg oral dose of rolapitant in patients receiving HEC, and one clinical trial evaluating the efficacy of a single 200mg oral dose of rolapitant in patients receiving MEC.  In each of the Phase 3 clinical trials the standard of care consists of the 5-HT3 receptor antagonist granisetron in combination with the corticosteroid dexamethasone.  The patients in these clinical trials are being evaluated for evidence of an improvement in control of nausea and vomiting during the acute, delayed and overall periods between zero and 120 hours post administration of chemotherapy.  The primary outcome of each trial is based on complete response (defined as no emesis and no use of rescue medication) in the delayed phase (24 hours to 120 hours).  Additional outcome measures include complete response for other time points, the incidence and intensity of nausea, and safety and tolerability.

In December 2013, we announced top-line results of two completed Phase 3 trials of rolapitant.  The first Phase 3 study of rolapitant was an international, multicenter, randomized, double-blind, active-controlled study that enrolled 1,369 cancer patients receiving MEC, approximately half of whom were receiving anthracycline-based treatment for breast cancer.  Patients were randomized to receive either control, which consisted of a 5-HT3 receptor antagonist plus dexamethasone, or 200mg of oral rolapitant plus control.  The rolapitant arm successfully achieved statistical significance over the control arm for the primary endpoint of complete response in the delayed phase.  Secondary endpoints were tested in a hierarchical manner and multiplicity was controlled using the Bonferroni-Holm method.  A greater proportion of patients treated with rolapitant in this trial achieved a complete response in the acute and overall phases and experienced no significant nausea compared to the control arm, although statistical significance was not met for these secondary endpoints when tested in this manner.

The second Phase 3 study of rolapitant was an international, multicenter, randomized, double-blind, active-controlled study that enrolled 555 patients receiving HEC, defined as regimens which contain cisplatin at a dose equal to or greater than 60 mg/m2.  Patients were randomized to receive either control, which consisted of 5-HT3 receptor antagonist plus dexamethasone, or 200mg of oral rolapitant plus control.  Similar to the MEC study, the rolapitant arm in the HEC study successfully achieved statistical significance over the control arm for the primary endpoint of complete response in the delayed phase of CINV.  Again, secondary endpoints were tested in a hierarchical manner and multiplicity was controlled using the Bonferroni-Holm method.  A greater proportion of patients treated with rolapitant in this trial achieved a complete response in the acute and overall phases and experienced no significant nausea compared to the control arm, although statistical significance was not met for these secondary endpoints.

In each Phase 3 study, safety and tolerability data for patients who received rolapitant were similar to the results for those who received control, and were consistent with earlier clinical studies. The most frequently observed adverse events were balanced across treatment arms and included fatigue, alopecia and loss of appetite.

We continue to evaluate patients receiving HEC in a third and final Phase 3 trial of rolapitant, which has completed enrollment, and we expect to file an NDA submission for oral rolapitant in mid-2014.  Full analyses of data from all three rolapitant pivotal Phase 3 trials have been submitted for presentation at a future medical meeting.

Intravenous Formulation of Rolapitant

We are developing a single dose rolapitant IV formulation to address what we believe is the market need for this dosage form.  We believe this formulation will provide physicians with an additional route of administering rolapitant, while also alleviating certain concerns associated with payor pre-approval, logistics and pharmacy availability that are sometimes associated with oral formulations of drugs utilized by cancer patients.  In January 2014, in a single ascending dose study we identified a dose of our IV formulation of rolapitant that we believe is likely to achieve bioequivalence to a 200mg dose of oral rolapitant.  We may conduct a bridging safety study in patients to support regulatory approval of the IV formulation.  Current plans for the development of the IV formulation are dependent on the success of the oral formulation.  We expect that the NDA that we submit to the FDA for the IV formulation of rolapitant will rely heavily on, and reference data in, our NDA submission for oral rolapitant.  We plan to discuss this approach with the FDA prior to conducting the bioequivalence or bridging safety study.  We expect to launch an IV formulation of rolapitant approximately one year following the launch of the oral formulation.

Niraparib—Poly (ADP-ribose) Polymerase (PARP) Inhibitor

Overview

Niraparib, formerly known as MK-4827, is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  Niraparib has demonstrated promising results in a Phase 1 clinical trial in advanced cancer patients.  In the trial, a maximum tolerated dose of 300mg of niraparib was determined, and anti-tumor activity in BRCA-deficient cancers was also observed.  BRCA1 and BRCA2 belong to a class of human genes, the mutation of which has been linked to certain types of cancers, including breast, ovarian and lung.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  We also plan to evaluate niraparib in breast cancer patients with germline BRCA mutations in a Phase 3 clinical trial, in which we expect to dose the first patient in the first quarter of 2014.  We also are collaborating with SARC to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer, and we plan to evaluate niraparib in combination preclinical pharmacology studies with our immuno-oncology anti-tumor agents.

PARP is a family of proteins involved in many functions in a cell, including DNA repair, gene expression, cell cycle control, intracellular trafficking and energy metabolism.  PARP inhibitors have shown preclinical efficacy as a monotherapy against tumors with existing defects, such as BRCA1 and BRCA2, by compromising their ability to repair DNA, and as a combination therapy when administered together with anti-cancer agents that induce DNA damage.  Results to date for clinical trials of PARP inhibitors indicate anti-cancer activity, which is particularly noteworthy in patients with germline BRCA mutations.

In October 2012, we entered into two license agreements with AstraZeneca UK Limited, having aggregate upfront payments of $0.4 million.  These agreements provide us with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, we may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.  We made milestone payments totaling $0.2 million to AstraZeneca during the year ended December 31, 2013.

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

Key Characteristics of Niraparib

Niraparib is an investigational, orally active and potent PARP inhibitor that we believe has certain desirable characteristics.  Based upon our review of the data, we believe that niraparib has the potential to inhibit growth of solid tumors in cancer patients.  The nonclinical and Phase 1 clinical data show that niraparib may have advantages as a treatment for certain cancers, including:

•                  potent inhibition of PARP and demonstrated tumor growth inhibition in tumor models;

•                  dose responsive pharmacokinetics in humans;

•                  demonstrated reduction of PARP activity in human subjects;

•                  amenable dosage formulation for further clinical and commercial development;

•                  clinical activity with once daily oral administration as a monotherapy, including a disease control rate of 75% in a selected patient population that enrolled patients with advanced cancers using the dose that has been selected for Phase 3 studies; and

•                  tolerability in a Phase 1 combination trial with full doses of another chemotherapy agent, temozolomide, and a biologically active dose of niraparib.

Based upon these key characteristics, as well as the data discussed below, we believe that niraparib has the potential to be effective in patients with solid tumors, including ovarian, breast, gastric, lung, Ewing’s sarcoma and prostate cancers.

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

Niraparib Clinical Development

In 2011, Merck reported preliminary results from a two-part Phase 1 clinical study of niraparib to determine its toxicity and tolerability, pharmacokinetic and pharmacodynamic profiles, and preliminary anti-tumor activity.  Oral treatment with niraparib at doses ranging from 30mg to 400mg given once daily was evaluated in 60 patients with advanced solid tumors.  The first part of the clinical study was a dose escalation to establish a maximum tolerated dose.  The second part of the clinical study was a dose expansion study that included patients with platinum resistant ovarian cancer and prostate cancer.  The maximum tolerated dose of oral niraparib was established as 300mg daily on a continuous schedule.  A mean plasma half-life of 40 hours (range 37 to 42 hours) and dose-proportional pharmacokinetics were observed.  PARP inhibition of 50% or more was observed following administration of niraparib doses equal to or greater than 80mg when measured at times when plasma contained the lowest levels of the drug.  Evidence of anti-tumor activity was observed in patients with BRCA1 and BRCA2 mutations and in patients with sporadic cancers.  In total, there were 12 patients with responses under the Response Evaluation Criteria in Solid Tumors, or RECIST, published rules.  Ten of the 12 patients had ovarian cancer (seven BRCA-mutation carriers, three sporadic), and two of the 12 were patients with breast cancer.  In addition, stable disease, or SD, occurred in eight other patients.  Four of those eight patients had ovarian cancer (two BRCA-mutation carriers), and two of the eight patients had NSCLC.  Overall, 46% of ovarian cancer patients (n=47) had a clinical benefit, defined as SD for greater than 12 weeks (21%) or partial response (26%), or PR.  Sixty-three percent of ovarian cancer patients with a BRCA mutation (n=21) had clinical benefit, defined as SD for greater than 12 weeks (21%) or PR (37%).  In

June 2013, we presented updated Phase 1 data at ASCO which demonstrated RECIST response rates as presented in the table below.

Response Rate
High grade serous, platinum-sensitive ovarian cancer
At recommended Phase 3 dose (300mg)	75%
Across all doses	46%
Germline BRCA mutation across all doses	50%
BRCA-positive breast cancer
Across all doses	50%

Dose-limiting toxicities included grade 3 fatigue in one patient with clinical progression, and grade 3 pneumonitis and grade 4 thrombocytopenia, all of which resolved.  Grade 1-2 toxicities included fatigue, anorexia, nausea and myelosuppression.  Overall conclusions from this trial were that niraparib dosing was well tolerated, demonstrated linear pharmacokinetics, and provided evidence of target modulation and promising anti-tumor activity in patients with either BRCA mutated or non-BRCA mutated cancers.

In 2013, we met with the FDA and European Medicines Agency, or EMA, regarding our clinical development plans for niraparib in ovarian cancer patients.  Based on the results of these meetings, we initiated a Phase 3 registration study for niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  The Phase 3 ovarian cancer trial, which we refer to as NOVA, is an international, randomized, double-blind, multi-center trial that assesses the effectiveness of niraparib compared with placebo to delay progression following a platinum containing chemotherapy regimen.  Patients will enroll into one of two independent cohorts based on germline BRCA mutation status.  Within each cohort, patients will be randomized 2:1 to receive niraparib or placebo, and will be continuously treated with placebo or 300mg of niraparib until progression.  The primary endpoint of this study is progression free survival.  Secondary endpoints include patient reported outcomes, chemotherapy free interval length, and overall survival.  The basis for this pivotal clinical study includes results from Phase 1 and Phase 2 studies with PARP inhibitor compounds, including a Phase 1 study of niraparib, that show a substantial RECIST response rate (up to 75%) in patients with ovarian cancer, together with the results of a clinical study in ovarian cancer in which another investigational PARP inhibitor, olaparib, demonstrated a progression free survival benefit when compared to placebo in the maintenance setting.  We began enrolling patients in this global trial in July 2013.

In 2013, we met with FDA and EMA regarding our clinical development plans for niraparib in breast cancer patients.  Based on the results of these meetings, we initiated a Phase 3 clinical trial evaluating niraparib in breast cancer patients with germline BRCA mutations in the fourth quarter of 2013, and we expect to dose the first patient in the first quarter of 2014.  This Phase 3 trial, which we refer to as BRAVO, is an international, randomized, multi-center trial that assesses the effectiveness of niraparib compared with physician’s choice of either eribulin, capecitabine, vinorelbine or gemcitabine to delay progression in metastatic breast cancer patients who have germline BRCA mutations.  The key secondary endpoint of this trial is overall survival.  The Phase 3 breast cancer trial is based upon the clinical activity of niraparib observed in a Phase 1 study of niraparib and the results of clinical studies of other investigational PARP inhibitors including olaparib and BMN-673.

TSR-011—Anaplastic Lymphoma Kinase (ALK) and Tropomyosin-Related Kinase (TRK) Inhibitor

Overview

TSR-011 is an investigational, orally available, small molecule inhibitor of ALK and TRK for the treatment of NSCLC and potentially other cancer indications.  The TSR-011 program represents a molecularly targeted approach to treating certain cancer sub-populations of NSCLC that express ALK gene fusions or mutations that result in pathological constitutive activation of ALK, thereby enabling tumor cells to grow.  Abnormal ALK and TRK proteins, or ALK and TRK expression, are also associated with sub-populations of other cancers including lymphoma, neuroblastoma, colorectal and thyroid cancer.  TSR-011 was specifically designed to be selective for, bind tightly to, and inhibit the activity of the ALK protein to lead to or cause the death of cancer cells and the shrinking of tumors.  In August 2011, the FDA approved the first ALK inhibitor, developed by Pfizer Inc., or Pfizer, Xalkori (crizotinib), for the treatment of patients with locally advanced or metastatic NSCLC who are ALK+.  To date, no TRK inhibitor has been approved for commercial use in any indication.

Although the ALK gene is not widely expressed in adults, ALK is known to be involved in certain types of cancers, including subsets of NSCLC, neuroblastoma and lymphoma.  For patients in these subsets, the ALK gene is fused to an activating partner or contains point mutations, which results in constitutive activation of ALK and the growth of cancer cells and tumor development.  Inhibition of ALK in these cancer cells results in cell death and tumor growth inhibition or regression.  The limited tissue distribution and expression of ALK in adult subjects means that ALK may be a good molecular target for a cancer therapeutic because an ALK inhibitor would primarily affect cancer cells and tumors.  TRK receptors include a family of three receptors with associated ligands, including nerve growth factor which binds to TRK-A.  TRK gene rearrangements have been found in several tumor types, including NSCLC, papillary thyroid, colorectal and salivary cancer.  In patients with these tumors, the TRK gene is fused to an activating partner or contains point mutations, which results in constitutive activation of TRK, the growth of cancer cells and tumor development.  Inhibition of TRK in these cancer cells results in cell death and tumor growth inhibition.  TRK expression in tumors is involved with tumor aggressiveness, metastatic potential, perineural invasion and pain.

We believe that existing commercially available diagnostic tests for the identification of ALK gene fusions will facilitate rapid and efficient development of our lead ALK/TRK inhibitor product candidate, TSR-011, for ALK-associated indications.  We are working with a diagnostic company to support the development of a TRK diagnostic.  In September 2012, we filed an IND for TSR-011 with the FDA that became effective in October 2012, and in November 2012, we announced that we had dosed the first patient in a Phase 1/2a dose escalation clinical trial of TSR-011 in cancer patients.  Data from this trial will be used to select a dose and schedule of TSR-011.  In the second half of 2013, we identified 60mg as a dose to move forward in clinical development.  We also began a Phase 1 expansion study to explore fractionated doses of the 60mg daily dose of TSR-011 in patients with ALK or TRK expression, including those with ALK+ and TRK+ NSCLC who have not been previously treated with ALK inhibitors, those with ALK+ NSCLC who have progressed during treatment with other ALK inhibitors, and those patients with other tumor types driven by ALK or TRK.  The expansion stage of the Phase 1 clinical trial will evaluate the activity of TSR-011 in cancer patients with ALK mutations or gene fusions.  Data from this study will inform us of the activity of TSR-011 in a relevant patient population, including ALK inhibitor naïve and resistant ALK+ NSCLC patients and TRK+ patients, and will be used to design clinical trials that will be used to support future regulatory submissions. We also plan to evaluate TSR-011 in combination preclinical pharmacology studies with our immuno-oncology anti-tumor agents.

Non-Small Cell Lung Cancer (NSCLC)

According to the American Cancer Society, over 1.6 million new lung cancer cases are identified worldwide annually, including 200,000 new lung cancer cases in the United States.  Lung cancer is the leading cause of cancer death in men and the second leading cause of cancer death in women.  Lung cancer is typically divided into two groups based upon the histologic appearance of the tumor cells—small cell and non-small cell lung cancer, each of which is treated with distinct chemotherapeutic approaches.  According to the American Cancer Society, NSCLC accounts for approximately 85% of lung cancer cases, with approximately 75% of these patients being diagnosed with metastatic or advanced disease.  Despite the introduction of new therapies, such as Avastin (bevacizumab) and Alimta (pemetrexed), patients with locally advanced or metastatic NSCLC have five-year survival rates of just 24% and 4%, respectively, according to the Surveillance Epidemiology and End Results program of the National Cancer Institute.  ALK is believed to be a key driver of tumor development in approximately 5% of all NSCLC patients.  TRK may also drive tumor growth in patients with TRK+ NSCLC.

Background on ALK and TRK Inhibitors

There is currently one ALK inhibitor that is marketed.  In 2011, Pfizer launched Xalkori (crizotinib), a dual MET/ALK inhibitor that acts as an inhibitor for mesenchymal epithelial transition tyrosine kinase, or MET, a driver of certain types of cancers, and ALK.  Clinical studies demonstrated efficacy in a NSCLC sub-population expressing an ALK fusion protein.  Treatment with crizotinib results in rapid tumor shrinkage in the majority of ALK patients.  However, resistance mechanisms to crizotinib treatment occur within a median time frame of 10 months.  In addition, the FDA issued a “Dear Doctor” letter in December 2011 related to drug induced hepatotoxicity, which now requires monitoring of elevated liver enzymes.  Currently, crizotinib is dosed near its maximum tolerated dose, and side effects include severe or fatal pneumonitis, QTc prolongation and visual effects.

We believe there is a well-defined development and regulatory approval path for an ALK inhibitor, and that TSR-011 can be developed in a rapid and efficient manner, because appropriate patients for study can be identified with commercially available and other diagnostic tests, and testing for ALK at diagnosis is becoming more common.  Based upon the data set forth below, we believe TSR-011 has the potential to be effective in patients progressing on crizotinib because it has activity against ALK mutations that arise in patients following treatment with crizotinib.  To date, no TRK inhibitor has been approved for commercial use in any indication.

TSR-011 Preclinical Development

TSR-011 has demonstrated promising results in preclinical studies, and was found to be more active against the ALK protein than what is reported in other studies for crizotinib.  Also in these studies, it was observed that the IC50 of TSR-011 for recombinant ALK L1196M was 0.1nM, which is 200 times less than the IC50 of crizotinib for this ALK mutant protein.  IC50 is the concentration of inhibitor at which 50% of the target protein activity is inhibited.  The ALK L1196M mutation has been detected in patients whose tumors progress while they are being treated with crizotinib, and is currently the most commonly identified ALK mutation observed in patients treated with crizotinib.

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

TSR-011 Clinical Development

We plan to develop TSR-011 for oncology indications, including the treatment of patients with NSCLC whose tumors have altered ALK or TRK proteins and expression patterns.  In September 2012, we filed an IND for TSR-011 with the FDA that became effective in October 2012, and in November 2012, we announced that we had dosed the first patient in a Phase 1/2a dose escalation clinical trial of TSR-011 in cancer patients.  One goal of the Phase 1 clinical trial is to determine the maximum tolerated dose of TSR-011 and to define an optimal dosing schedule.  During the dose escalation phase of this trial we identified a 60mg dose for further clinical study.  This total daily dose is being studied in a 60mg expansion cohort as a fractionated dose, administered as 30mg every 12 hours and 20mg every 8 hours in patients with ALK+ and TRK+ cancers.  In September 2013, we reported that we had observed preliminary clinical activity in this study in one papillary thyroid carcinoma patient and one pancreatic cancer patient without ALK expression, and in three patients with ALK+ NCSLC who progressed following prior treatment with crizotinib.  Of the three ALK+ NSCLC patients who progressed on prior crizotinib treatment, one achieved a RECIST partial response after four weeks of treatment with TSR-011; one, with disease not evaluable by RECIST criteria, achieved an investigator-assessed partial response; and one has stable disease.  In addition, one patient with papillary thyroid carcinoma and one patient with pancreatic cancer each had long-term stable disease following several cycles of TSR-011 treatment.  Preliminary results after eight weeks of treatment with TSR-011 demonstrated disease control (partial responses plus stable disease) in 11 of 17 (65%) evaluable patients treated with TSR-011.

We plan to evaluate TSR-011 in three parallel cohorts of patients: those with ALK+ NSCLC who have not been previously treated with ALK inhibitors; those with NSCLC who have progressed during treatment with other ALK inhibitors; and those with other tumor types expressing ALK or TRK.  We have expanded the Phase 1/2a clinical trial of TSR-011 to multiple clinical trial sites in the United States and Europe and plan to expand further into Asia.  During cohort expansion and prior to initiating a registration study, we intend to replace the Phase 1 formulation with an extended release formulation that is intended to provide convenience for patients.  Information from this study may also be used to optimize future clinical trial designs that will be used to support future regulatory submissions.

Immuno-Oncology Platform

Background on Immuno-Oncology Platform

Antibodies to immune checkpoint receptors have recently demonstrated promise in the treatment of certain solid tumors, including metastatic melanoma, renal cell carcinoma and NSCLC.  Although the normal function of immune checkpoint receptors is to maintain immune homeostasis, they are co-opted by certain tumors to evade immune surveillance.  PD-1, TIM-3 and LAG-3 are each checkpoint regulators that modulate the function of the immune system via different mechanisms and, when activated and interacting with their respective ligands, may limit the ability of the immune system to respond effectively to tumors.  By blocking the interaction of PD-1, TIM-3 and LAG-3 with their respective ligands, antibodies targeting these checkpoint regulators aim to restore immune anti-cancer function in patients across a variety of tumor types.  We believe that therapeutic antibodies selected from the programs within our collaboration with AnaptysBio will form the basis of a strategic platform that will potentially enable us to develop novel monotherapy and combination-based approaches with immuno-oncology and other anti-cancer agents in a variety of new tumor indications, not addressed with our current product candidates, and to study combination approaches in the clinic, both with our existing product candidates and potentially with new candidates we either in-license or access through collaborative transactions with others.  As further discussed below, antibody candidates from these programs are expected to enter clinical trials over the next 18 to 24 months, for example.

Anti-PD-1Antibodies

Programmed cell death protein 1 (PD-1, CD279) is a well-validated target for tumor immunotherapy.  PD-1 operates as a negative regulator of T-cell function and interacts with two ligands, PD-L1 and PD-L2.  Many tumor types up-regulate PD-L1 on the cell surface as a means of modulating the host immune system and avoiding anti-tumor responses.  Antibodies to PD-1 have now been studied in a number of clinical trials in several tumor types including melanoma, NSCLC, prostate, renal and colorectal carcinoma.  Anti-tumor responses of long duration have been noted, which may be further promoted through combination therapy with additional immuno-regulatory therapeutics.

AnaptysBio has generated a number of potent antibodies to PD-1 with demonstrated functionality in in vitro assays.  We have selected a lead monospecific antibody for the PD-1 program, TSR-042, to which we have exclusive rights.  We expect to begin clinical trials using TSR-042 in mid-2015.  In addition, we plan to evaluate our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with TSR-011, niraparib and potentially other anti-tumor agents.

Anti-TIM-3 and Dual-Reactive Anti-PD-1/TIM-3 Antibodies

T-cell immunoglobulin domain and mucin domain-3 (TIM-3), initially identified on activated Th1 cells, has been shown to be a negative regulator of the immune response.  Blockade of TIM-3 promotes T-cell mediated anti-tumor immunity and has anti-tumor activity in a range of mouse tumor models.  Combinations of TIM-3 blockade with other immunotherapeutic agents such as TSR-042 (our lead anti-PD-1 antibody), anti-CD137 antibodies and others, can be additive or synergistic in increasing anti-tumor effects.  TIM-3 expression has been associated with a number of different tumor types including melanoma, NSCLC and renal cancer, and additionally, expression of intratumoral TIM-3 has been shown to correlate with poor prognosis across a range of tumor types including NSCLC, cervical, and gastric cancers.  Blockade of TIM-3 is also of interest in promoting increased immunity to a number of chronic viral diseases.  TIM-3 has also been shown to interact with a number of ligands including galectin-9, phosphatidylserine and HMGB1, although which of these, if any, are relevant in regulation of anti-tumor responses is not clear at present.

The aim of the TIM-3 program is to generate human or humanized antibodies to TIM-3 which have functional antagonist activity.  Such activity would be expected to block the negative signaling of TIM-3, enhance T-cell responses, and promote anti-tumor immune responses.  A number of fully-human anti-TIM-3 antibodies have been generated by AnaptysBio with demonstrated functional activity and to which we have exclusive rights.  In addition, several dual-reactive antibodies to PD-1 and TIM-3 have been isolated and are in the process of being advanced into functional activity testing.  Affinity maturation of the monospecific anti-TIM-3 antibodies is currently in progress to identify lead candidate antibodies meeting certain design goals, and, in collaboration with AnaptysBio, we expect to select a lead anti-TIM-3 candidate for clinical development during the second quarter of 2014.

Anti-LAG-3 and Dual-Reactive Anti-PD-1/LAG-3 Antibodies

Lymphocyte-activation gene-3 (LAG-3) is a CD4 related transmembrane protein expressed on activated T-cells and regulatory T-cells.  Following T-cell activation and up-regulation of LAG-3, LAG-3 binds MHC Class II and results in down-regulation of the immune response.  Affinity of LAG-3 for MHC class II is higher than that of CD4, allowing for potent dampening of T-cell activation via direct blocking of the interaction as well as direct signaling.  Blockade of LAG-3 promotes T-cell mediated anti-tumor immunity and has anti-tumor activity in a range of mouse tumor models.  Simultaneous blockade of LAG-3 with PD-1 appears to be synergistic with enhanced anti-tumor effects.

The aim of the LAG-3 program is to generate human or humanized antibodies to LAG-3 that have functional antagonist activity.  Such activity would be expected to block the negative signaling of LAG-3 and promote anti-tumor immune responses.  Monospecific anti-LAG-3 antibodies have been generated by AnaptysBio from both mouse immunization techniques, as well as from the proprietary libraries, and those antibodies are currently being characterized and affinity matured to reach certain design goals.  In addition, AnaptysBio is progressing toward screening and isolation of dual-reactive antibodies to PD-1 and LAG-3.  In collaboration with AnaptysBio, we expect to select a lead anti-LAG-3 candidate for clinical development in the third quarter of 2014.

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

Under the terms of the OPKO license, we paid OPKO $6.0 million upon signing the agreement and issued 1,500,000 shares of our Series O convertible preferred stock.  We are also required to make development milestone payments to OPKO of up to an aggregate of $30.0 million if specified regulatory and initial commercial sales milestones are achieved.  In addition, we are required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  If commercial sales of rolapitant commence, we are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable and twelve years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.  OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States.

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

Under the terms of the license agreement, we made an up-front payment to Merck of $7.0 million in June 2012, and upon dosing of the first patient in our Phase 3 ovarian cancer clinical trial in July 2013, we made a milestone payment of $1.9 million.  We are required to make total milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  If commercial sales of niraparib commence, we will pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis.

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

License for TSR-011

In March 2011, we entered into a license agreement with Amgen, under which we received an exclusive, royalty bearing, sublicensable worldwide license under certain of Amgen’s patent rights to research, develop, manufacture, market and sell licensed ALK inhibitor compounds, including TSR-011.  We are also responsible for using commercially reasonable efforts to conduct all preclinical, clinical, regulatory and other activities necessary to develop and commercialize an ALK product.  In the event that we wish to sublicense any of the development and commercialization rights to any third party, we are required to grant Amgen a right of first negotiation with respect to the rights we propose to sublicense.

Under the terms of the license agreement, we made an up-front payment to Amgen of $0.5 million, and upon dosing of the first patient in our Phase 1/2a clinical trial in October 2012, we made a milestone payment of $1.0 million.  We are required to make total milestone payments to Amgen of up to an aggregate of $138.0 million if specified clinical development, regulatory, initial commercialization and annual net product sales milestones are achieved.  If commercial sales of a product commence, we will pay Amgen royalties at percentage rates ranging from the mid-single digits to slightly above the single digits based on cumulative worldwide net sales until the later of the last patent licensed from Amgen covering the product, the loss of regulatory exclusivity for the product, or the tenth anniversary of the first commercial sale of the product, in all cases, on a country-by-country and product-by-product basis.

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

License for Immuno-Oncology Platform

In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a privately-held therapeutic antibody company.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicenseable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies.  Specifically, we received exclusive rights to monospecific antibody product candidates targeting TIM-3, LAG-3 and PD-1 (TSR-042) and dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3.  Under the agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of three development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

Under the terms of this agreement, we are obligated to make an up-front, non-creditable and non-refundable cash payment of $17.0 million to AnaptysBio.  We are also required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of the three development programs, we will also be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on the amount of worldwide annual net sales achieved, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

This agreement expires on the earliest date after which no further payments are due to AnaptysBio, unless earlier terminated.  Either party may terminate the agreement in the event of an uncured material breach by the other party.  We may terminate the agreement at any time upon 90 days prior written notice to AnaptysBio.

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

Compared to TESARO, many of our competitors may have significantly greater financial, technical and human resource capabilities.  Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel technologies that are more effective, safer or less costly than any that will be commercialized by us, or obtain regulatory approval for their products more rapidly than we may obtain approval for ours.  Our success will be based in part on our ability to identify, develop, and manage a portfolio of drugs that are safer and more effective in the treatment and support of cancer patients.

Rolapitant Competition

Oral aprepitant and its IV pro-drug fosaprepitant, which are both known by the brand name EMEND and marketed by Merck, are currently the only commercially available NK-1 receptor antagonists.  Helsinn Healthcare has completed Phase 3 trials of, and had an NDA accepted by the FDA for filing for, an oral combination NK-1 receptor antagonist and 5-HT3 receptor antagonist product (netupitant plus Aloxi (palonosetron HCl), known as NEPA) that would be marketed by Helsinn Healthcare and Eisai, Inc. for the prevention of CINV following HEC and MEC.  EMA has also accepted a regulatory submission for NEPA in these same indications.

Niraparib Competition

We believe the products in development targeting the PARP pathway consist of AstraZeneca Plc’s AZD-2281 (olaparib), BioMarin Pharmaceutical Inc.’s BMN-673 and AbbVie’s ABT-888 (veliparib), each currently in Phase 3 clinical trials, and Clovis Oncology, Inc.’s CO-338 (rucaparib) and Eisai, Inc.’s E-7016, each currently in Phase 2 clinical trials, and Teva Pharmaceutical Industries, Ltd.’s CEP-9722, currently in a Phase 1 clinical trial.  AstraZeneca has announced that it has had a marketing authorization application accepted by the EMA, and expects to file a U.S. regulatory submission in 2014, for olaparib for the treatment of ovarian cancer.

TSR-011 Competition

                                                There is currently one ALK inhibitor that is marketed, Xalkori (crizotinib), a dual MET/ALK inhibitor marketed by Pfizer.  In addition, we are aware of several oral ALK inhibitors in clinical development.  These products include Novartis AG’s LDK378 (ceritinib), which is currently in Phase 3 clinical trials.  Novartis has submitted a regulatory application in the U.S. for LDK378, which received “breakthrough therapy” designation from the FDA in 2013.  Other oral ALK inhibitors in clinical development include Chugai Pharmaceutical Co., Ltd.’s CH5424802 (alectinib), currently recruiting for a Phase 3 clinical trial in Japan and currently in Phase 1/2 clinical trials in the United States and Europe, ARIAD Pharmaceuticals, Inc.’s AP26113, currently in a Phase 3 clinical trial, Astellas Pharma US, Inc.’s ASP-3026 and Xcovery’s X-396, currently in Phase 1 clinical trials.

There are currently no commercially available TRK inhibitors.  We are aware of TRK inhibitors in clinical and preclinical development, including Ignyta’s RXDX-101, which is in the Phase 1 portion of a potential Phase 1/2 clinical trial.  Loxo Oncology also has a compound currently in preclinical studies.

Immuno-Oncology Competition

We are aware of several companies that have antibody-based products in clinical development that are directed to the same biological targets as some of our collaboration programs with AnaptysBio, including: Bristol-Myers Squibb, which has anti-PD-1 and anti-LAG-3 antibodies in development; Merck, which has an anti-PD-1 antibody in development; Medimmune (AstraZeneca), which has anti-OX-40 and PDL-1 antibodies in development; Genentech, Amplimmune (AstraZeneca) and EMD Serono (Merck KGaA), which have anti-PDL-1 and/or anti-PD-1 modulators in development.  We are also aware of several other companies with immuno-oncology antibodies or programs in the preclinical or research phase.

For more information on the market for cancer therapeutics and oncology supportive care products, our competitors and the products that may compete with our product candidates, see “—Overview of the Market for Cancer Therapeutics and Oncology Supportive Care Products,” “—Our Product Candidates—Rolapitant—Neurokinin-1 (NK-1) Receptor Antagonist—Chemotherapy Induced Nausea and Vomiting,” “—Our Product Candidates—Niraparib—Poly (ADP-ribose) Polymerase (PARP) Inhibitor” and “—Our Product Candidates—TSR-011—Anaplastic Lymphoma Kinase (ALK) and Tropomyosin-Related Kinase (TRK) Inhibitor—Background on ALK and TRK Inhibitors.”

Commercial Operations

We intend to build the commercial infrastructure in North America, Europe and China necessary to effectively support the commercialization of rolapitant, niraparib and TSR-011, together with future product candidates, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears likely in the near term.  The commercial infrastructure is expected to include a targeted, oncology sales force to establish relationships with a focused group of oncologists, oncology nurses and pharmacists.  The sales force will be supported by sales management, internal sales support, an internal marketing group and distribution support.  Additionally, the sales and marketing teams will manage relationships with key accounts such as managed care organizations, group-purchasing organizations, hospital systems, oncology group networks, and government accounts.  To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that rolapitant, niraparib or TSR-011 will be approved, and we could invest resources and then later learn that a particular product candidate is not being approved.

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

Development and Approval

Under the FDC Act, FDA approval of an NDA is required before any new drug can be marketed in the United States.  Under the Public Health Service Act, FDA licensure of a biologics license application, or BLA, is required before a biologic can be marketed in the United States.  NDAs and BLAs require extensive studies and submission of a large amount of data by the applicant.

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

Clinical Trials.  Clinical trials involve the administration of the drug to healthy human volunteers or to patients, under the supervision of a qualified investigator.  The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected.  Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated.  Each protocol is reviewed by the FDA as part of the IND.  In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an Institutional Review Board, or IRB, at the institution conducting the clinical trial.  Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting adverse events.  Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States.  Data from a foreign study not conducted under an IND may be submitted in support of an NDA or BLA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

•                  Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained, and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for physician labeling.  Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen, or the safety, purity, and potency of a biological product.

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

We have initiated a Phase 3 clinical program for rolapitant.  In 2013, we initiated separate Phase 3 clinical trials of niraparib as a monotherapy for the treatment of high grade serous, platinum sensitive, relapsed ovarian cancer and breast cancer.  We are also collaborating with SARC to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer.  With regard to our ALK/TRK program, we are conducting a Phase 1/2a dose escalation clinical trial of TSR-011 in cancer patients.

NDA/BLA Submission and Review.  After completing clinical testing of an investigational drug or biologic, a sponsor must prepare and submit an NDA or BLA for review and approval by the FDA.  The NDA is a comprehensive, multi-volume application that includes, among other things, the results of preclinical and clinical studies, information about the drug’s composition, and our plans for manufacturing, packaging, and labeling the drug.  For certain candidates, such as immunotherapeutic antibodies, this information is submitted in a BLA.  When an NDA or BLA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing.  If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed.

FDA performance goals generally provide for action on an application within 12 months of submission, but that deadline is extended in certain circumstances.  Moreover, the review process is often significantly extended by FDA requests for additional information or clarification.  The FDA can expedite the review of new drugs and biologics that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs, such that the targeted action date is eight months from submission.

As part of its review, the FDA may refer an NDA or BLA to an advisory committee for evaluation and a recommendation as to whether the application should be approved.  Although the FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations.  The FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved.  A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug.  Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug or biological product in relevant pediatric populations.  The FDA may waive or defer the requirement for a pediatric assessment, either at the company’s request or by the agency’s initiative.  Based on discussions we have had with the FDA, we anticipate that the FDA will allow us to defer a pediatric assessment of rolapitant until after approval.

If it concludes that an NDA or BLA does not meet the regulatory standards for approval, the FDA typically issues a Complete Response letter communicating the agency’s decision not to approve the application and outlining the deficiencies in the submission.  The Complete Response letter also may request additional information, including additional preclinical or clinical data.  Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval.  Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor.  Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.  Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial success of a drug or require post-approval commitments, including the completion within a specified time period of additional clinical studies, which often are referred to as “Phase 4” or “post-marketing” studies.

Post-approval modifications to the drug or biologic product, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental NDA or BLA, which would require FDA approval.

Post-Approval Regulation

Once approved, products are subject to continuing regulation by the FDA.  If ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market, the FDA may at any time withdraw product approval or take actions that would limit or suspend marketing.  Additionally, the FDA may require post-marketing studies or clinical trials if new safety information develops.

Good Manufacturing Practices.  Companies engaged in manufacturing drug products or their components must comply with applicable current Good Manufacturing Practice, or cGMP, requirements and product-specific regulations enforced by the FDA and other regulatory agencies.  Compliance with cGMP includes adhering to requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports.  The FDA regulates and inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval.  If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA or BLA), additional regulatory review and approval may be required.  The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product.  Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution.  Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

Advertising and Promotion.  The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs and biologics through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.  A product cannot be commercially promoted before it is approved.  After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA.  Healthcare providers are permitted to prescribe drugs and biologics for “off-label” uses—that is, uses not approved by the FDA and therefore not described in the product’s labeling—because the FDA does not regulate the practice of medicine.  However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses.  Broadly speaking, a manufacturer may not promote a drug or biologic for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under certain conditions.  Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities.  This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug or biological products.

Other Requirements.  In addition, companies that manufacture or distribute drug or biological products or that hold approved NDAs or BLAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records.

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

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application with patent challenge has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed.  If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months from the date of receipt of the notice.  If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval.  The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.  At present, we anticipate that rolapitant, niraparib and TSR-011, if approved, will qualify for five-year NCE exclusivity.

Patent Term Restoration.  A portion of the patent term lost during product development and FDA review of an NDA or BLA is restored if approval of the application is the first permitted commercial marketing of a drug or biologic containing the active ingredient.  The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA or BLA, plus the time between the date of submission of the NDA or BLA and the date of FDA approval of the product.  The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product.  Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval.  The United States Patent and Trademark Office, or PTO, in consultation with the FDA, reviews and approves the application for patent term restoration.  When any of our products is approved, we intend to seek patent term restoration for an applicable patent when it is appropriate.  At present, we anticipate that rolapitant, niraparib and TSR-011, if approved, will qualify for patent term restoration.

The Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act, or BPCI Act, authorizes the FDA to license a biological product that is biosimilar to an FDA-licensed biologic through an abbreviated pathway.  The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved.  The BPCI Act provides periods of exclusivity that protect a reference product from biosimilars competition.  Under the BPCI Act, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until 12 years after the reference product’s approval.  Additionally, the BPCI Act establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval.  The BPCI Act also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product.

In February 2012, the FDA released three draft guidance documents as part of the implementation of the abbreviated approval pathway for biosimilars.  In March 2013, the FDA released a draft guidance document regarding formal meetings between FDA and biosimilar product sponsors or applicants.  As of the end of 2013, no biosimilar applications have been licensed by the FDA.  The FDA has indicated that it is still evaluating a number of relevant issues, and that it expects to release additional guidance documents.  In early February 2014, the FDA released its planned agenda for 2014, which included the possible publication of draft guidance documents relating to interchangeability, reference product exclusivity and biosimilars labeling.  Because the BPCI Act is a relatively new law, we anticipate that its contours will be defined as the statute is implemented over a period of years.  This likely will be accomplished by a variety of means, including FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications.  Such evolution may significantly affect the impact of the BPCI Act on both reference product and biosimilar sponsors.

Other Exclusivities

Pediatric Exclusivity.  Section 505A of the FDC Act provides for six months of additional exclusivity and patent protection if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.  The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.  If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months.  This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents.  The BPCI Act incorporates by reference many provisions of section 505A of the FDC Act, such that if pediatric studies for a biological product fairly respond to a written request from the FDA, are completed in a timely fashion, and otherwise comply with applicable requirements, the 12-year exclusivity period will be deemed to be 12 and a half years, and the four year period will be deemed to be four and a half years.  However, six-month pediatric exclusivity does not attach to patents for a biological product under the BPCI Act.  When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

Orphan Drug Exclusivity.  The Orphan Drug Act provides incentives for the development of drugs and biological products intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States.  If a sponsor demonstrates that a drug or biologic is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use.  The benefits of orphan drug designation include research and development tax credits and exemption from user fees.  A drug or biologic that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity.  During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.  We intend to seek orphan drug designation and exclusivity for our products whenever it is available.

Foreign Regulation

In addition to laws and regulations in the United States, we are subject to a variety of laws and regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite marketing authorizations from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of a product in those countries.  Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like an IND, prior to the commencement of clinical trials.  In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively.  Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.  In all cases, the clinical trials must be conducted in accordance with GCP, applicable regulatory requirements, and ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application.  The application used to file the NDA or BLA in the United States is similar to that required in Europe, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Central and South America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.  In all cases, again, the clinical trials are conducted in accordance with GCP, applicable regulatory requirements, and ethical principles that have their origin in the Declaration of Helsinki.

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

In the past, payors have implemented reimbursement metrics and periodically revised those metrics as well as the methodologies used as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and actual acquisition cost as well as various coverage determinations.  As a result of this continuous evolution, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products for which we receive regulatory approval.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort.  Government healthcare programs and other third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.  If these payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.  The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.  Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for products such as the product candidates that we are developing and could adversely affect our net revenues and operating results.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.  In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing.  Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time.  In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, together the Affordable Care Act, a law that substantially changes the way healthcare is financed by both governmental and private insurers, contains provisions that may reduce the profitability of drug products.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.  The Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, increased the minimum Medicaid rebate due for innovator drugs in general from 15.1% of AMP to 23.1% of AMP, and capped the total rebate amount for innovator drugs at 100% of AMP.  The Affordable Care Act and subsequent legislation also changed the definition of AMP.  The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective.  Although it is too early to determine the effect of the Affordable Care Act, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.  Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B.  The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992.  Under this program, the manufacturer is obligated to make its product available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense, Public Health Service and Coast Guard, that is no higher than the statutory federal ceiling price.  The requirements under the 340B and FSS programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years.  These laws include anti-kickback and false claims statutes.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor.  Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government.  In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product.  Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses.  In addition, violation of the federal anti-kickback statute may be actionable under the federal civil False Claims Act.  Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, including physician ownership and investment interests, maintenance of a database containing such data, and public reporting of such data.  Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payments on August 1, 2013 and must report such payments to CMS by March 31, 2014 and annually thereafter.

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

Patents and Proprietary Rights

We have in-licensed four patent portfolios, one each for our rolapitant, niraparib, ALK/TRK and immunotherapeutic antibodies programs.

Our NK-1 receptor antagonist portfolio, which relates to rolapitant, consists of eight patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations (including oral and IV), solid forms, methods of treatment (including both delayed and acute onset nausea and/or vomiting and timing of administration in relation to chemotherapy) and methods of preparing rolapitant.  Rolapitant is a NK-1 receptor antagonist being developed for the prevention of chemotherapy induced nausea and/or vomiting.  The portfolio licensed for rolapitant consists of twelve issued United States patents and 112 issued non-United States patents across the eight families.  In the patent family covering the composition of matter, we have three issued United States patents and 67 issued non-United States patents.

Our PARP inhibitor portfolio includes three patent families relating to niraparib and two other patent families relating to MK-2512, the backup PARP inhibitor compound licensed from Merck that is not currently being developed.  All five of the patent families are being prosecuted or maintained by Merck in consultation with us.  The three patent families relating to niraparib include applications and patents directed to compositions of matter, methods of treatment (including treatment of cancer and other diseases), and particular salts of niraparib.  Of these three patent families, the first claims a broad genus of compounds that encompasses niraparib and uses thereof.  This first family consists of applications pending in Europe, Canada and India and patents issued in Australia, Japan and China.  The second family, which claims niraparib, presently comprises 64 issued patents worldwide, including a patent in the United States as well as patents in several European countries.  This second family also has applications pending worldwide.  The third patent family relating to niraparib is directed to particular salts of niraparib.  This third family is being prosecuted worldwide, and patents have been issued in the United States, Russia, New Zealand and South Africa.

Our anaplastic lymphoma kinase portfolio consists of three patent families directed to both compositions of matter and methods of treating certain cancer sub-populations whose tumors express mutant ALK protein.  These three patent families are at early stages of prosecution.  No patents are currently issued, but we have submitted two patent applications in the United States and 19 patent applications outside of the United States.  The third family consists of a Patent Cooperation Treaty application which is published and a Taiwanese application.  The national phase deadline for conversion of the pending PCT application expires in June 2014.

Our immunotherapeutic antibodies portfolio presently includes a United States patent application covering particular lead antibodies to one identified target of interest.  Additional filings are contemplated with respect to other targets, and it is expected that worldwide filings will be pursued.  We have rights to all patents owned or controlled by our collaborator, AnaptysBio, to the extent that they claim the manufacture, composition, or use of an antagonist antibody developed under the program.

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

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions.  In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance.  Consequently, we do not know whether any of the product candidates we in-license or acquire will be protectable or remain protected by enforceable patents.  We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction, and furthermore, we cannot determine whether the claims of any issued patents will provide sufficient proprietary protection to protect us from competitors, or will be challenged, circumvented or invalidated by third parties.  Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications.  In March 2013, the United States transitioned to a ‘first to file’ system in which the first inventor to file a patent application will be entitled to the patent.  Previously, in the United States, the first to make the claimed invention was entitled to the patent.  Moreover, we may have to participate in interference proceedings declared by the PTO or a foreign patent office to determine priority of invention and/or in post-grant challenge proceedings (such as oppositions) that challenge priority of invention or other features of patentability.  Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

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

In the United States, the term of a patent that covers an FDA-approved drug or biological product may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process.  The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent.  The length of the patent term extension is related to the length of time the drug or biologic is under regulatory review.  Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended.  Patent term extension is available only if the approval of the product represents the first permitted commercial marketing of the active ingredient.  Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug.  In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.  We intend to seek patent term adjustments and extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such adjustments or extensions.

To protect our rights to any of our issued patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights.  These types of proceedings are often costly and could be very time-consuming to us, and we cannot be certain that the deciding authorities will rule in our favor.  An unfavorable decision could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications.  Any such decision could result in our key technologies not being protectable, allowing third parties to use our technology without being required to pay us licensing fees, or may compel us to license needed technologies from third parties to avoid infringing third-party patent and proprietary rights.  Such a decision could even result in the invalidation or a limitation in the scope of our patents or could cause us to lose our rights under existing issued patents or not to have rights granted under our pending patent applications.

In addition, we intend to seek orphan drug status in jurisdictions in which it is available.  An orphan drug designation may be granted where a drug or biological product is developed specifically to treat a rare or uncommon medical condition.  If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug or biologic for the same indication, except in certain very limited circumstances, for a period of seven years in the United States and ten years in the European Union.  Orphan drug designation does not prevent competitors from developing or marketing different drugs or biologics for an indication, or the same drug or biologic for different indications.

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

Many jurisdictions also grant extensions of patent term, typically up to five years, for post-issuance regulatory delay.  Only one patent may be extended per approved product.  We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for rolapitant by up to five years in the United States depending on timing of our first approval.  In Europe, we believe that patent term extension under supplementary protection certificate could also be available for an additional five years depending on timing of our first approval.  There is no guarantee that the maximum allowable extension will be granted, and any extension granted may be shorter than this, or not granted at all.

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

PARP Inhibitor

We have an exclusive, worldwide license from Merck to a portfolio of patents related to two inhibitors of poly (ADP-ribose) polymerase: niraparib and MK-2512.  The three patent families that relate to niraparib include one issued United States patent: United States Patent 8,071,623.  This patent has a term of until March 2030.  We have filed corresponding applications and have been issued 64 corresponding patents in multiple other jurisdictions worldwide.  Unless their patent terms are extended due to delays by the responsible patent office or regulatory authority, or are shortened by terminal disclaimers, the patents in this family (other than United States Patent 8,071,623) will expire in approximately January 2028.

The patent family corresponding to United States Application No. 13/091,427 discloses and claims a broad genus of compounds that encompasses niraparib.  This family includes applications pending in multiple jurisdictions and one patent issued in Japan.  Unless their patent terms are extended due to delays by the responsible patent office or regulatory authority, or shortened by terminal disclaimers, the patents in this family will expire approximately April 2027.

The third patent family relating to niraparib discloses and claims particular salts of niraparib.  This family includes applications pending in multiple jurisdictions and patents issued in the United States, New Zealand and South Africa.  Unless their patent terms are extended due to delays by the responsible patent office or regulatory authority, or shortened by terminal disclaimers, the patents in this family will expire approximately January 2029.

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

Anaplastic Lymphoma Kinase (ALK) Inhibitor

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

Manufacturing

In March 2012, we entered into a process development and manufacturing services agreement with Hovione Inter Limited, or Hovione, under which Hovione will provide certain process development and manufacturing services in connection with the manufacture of rolapitant.  The agreement also provides that if Hovione is successful in implementing the manufacturing process and the agreement is not terminated by us, Hovione would also manufacture certain commercial quantities of rolapitant.  Under the agreement, we will pay Hovione for services in accordance with the terms of work plans, which we will enter into from time to time.  Each party to the agreement is subject to customary indemnification provisions.  Unless terminated earlier, the agreement will continue until the later of the fifth anniversary of (i) all development services under the last work plan executed in accordance with the terms of the agreement or (ii) the first launch date of the product to occur in any of the following jurisdictions: Europe; Japan; or the United States.  The agreement may be extended by agreement of the parties.  We may terminate the agreement at the end of each phase of the initial work plan and may terminate any work plan executed after the initial work plan upon at least thirty (30) days’ prior written notice to Hovione.

Additionally, we currently contract with other third parties for the manufacture of our product candidates for preclinical studies and clinical trials and intend to do so in the future.  We currently work with one contract manufacturer, or CMO, Hovione, for the production of rolapitant drug substance, one other CMO for the production of a rolapitant oral drug product for Phase 3 clinical trials, and one other CMO for the production of a rolapitant IV drug product for clinical use.  We utilized CMOs for the manufacture of TSR-011 for use in preclinical and Phase 1/2a clinical trials.  To meet our needs with respect to further clinical development, we have contracted with additional CMOs for the manufacture of clinical supplies.  Existing inventory for niraparib drug substance and drug product from Merck has provided the initial clinical trial material needed for our niraparib clinical program.  We have agreements in place with multiple CMOs for the further production of niraparib (both drug substance and drug product) to meet our ongoing clinical supply needs.  We plan to select one or more CMOs capable of producing biologics for the manufacture of TSR-042 and other antibody products.  For each of our product candidates, we may elect to pursue relationships with other CMOs for manufacturing clinical supplies for later-stage trials and for commercialization.  We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase scale of production or we will need to secure alternate suppliers.  We have not currently qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production.  Although we rely on CMOs, we have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

Employees

As of December 31, 2013, we had 62 full-time employees, 17 of whom hold Ph.D. or M.D. degrees.  Of these full-time employees, 49 were directly engaged in development activities, with the remainder serving in primarily general and administrative capacities.  None of our employees are represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our product candidates, particularly rolapitant.  We incurred research and development expenses, including acquired in-process research and development, of $12.3 million, $55.2 million, and $77.7 million during the years ended December 31, 2011, 2012 and 2013, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2014 as we continue to advance our product candidates through clinical development and incur up-front, milestone and other costs under our immuno—oncology collaboration with AnaptysBio.

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

We currently operate in one segment.  For additional information regarding our financial results, including measures of our accumulated deficit and information on our assets, refer the Notes to Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

We are a development stage biopharmaceutical company with a limited operating history.  Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable.  We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations.  As a result, we are not profitable and have incurred losses in each period since our inception in 2010.  For the year ended December 31, 2013, we reported a net loss of $92.4 million and had a deficit accumulated during the development stage of $179.5 million as of December 31, 2013.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products.  We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.  The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenues and the timing and amount of milestones and other required payments to third parties.  If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.  Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We have a very limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were incorporated in March 2010.  Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, and conducting product development activities for our three current product candidates.  We have not yet obtained regulatory approval for, or demonstrated an ability to commercialize, any of our product candidates.  Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, approved products on the market, or both.

We currently have no source of revenue and may never become profitable.

To date, we have not generated any revenues from the three clinical-stage product candidates that we have in-licensed, rolapitant, niraparib and TSR-011.  We also have not generated any revenues from the other product candidates that we have in-licensed, TSR-042, our monospecific antibody product candidates targeting TIM-3 and LAG-3 and our dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3, which are in preclinical development.  Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products, including any of our three clinical-stage product candidates, or the other product candidates that we have or may in-license or acquire in the future.  Even if we are able to successfully achieve regulatory approval for rolapitant, niraparib, TSR-011 or TSR-042, we do not know when any of these products will generate revenue for us, if at all.  Our ability to generate revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

•                  successfully complete development activities, including clinical trials for rolapitant, niraparib and TSR-011;

•                  complete and submit new drug applications, or NDAs or biologic license applications, or BLAs, to the U.S. Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;

•                  complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•                  set a commercially viable price for our products;

•                  obtain commercial quantities of rolapitant, niraparib, TSR-011 and any of our other product candidates at acceptable cost levels;

•                  develop a commercial organization capable of sales, marketing and distribution in our core strategic markets;

•                  find suitable partners to help us market, sell and distribute our approved products in non-core markets; and

•                  obtain adequate reimbursement from third-party payors, including government payors.

In addition, because of the numerous risks and uncertainties associated with product development, including the risk that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability.  Even if we are able to complete the process described above, we anticipate incurring significant costs associated with commercializing these products.

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

Our operations have consumed substantial amounts of cash since inception.  We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.  We believe that our existing cash and cash equivalents, together with proceeds from our February 2014 follow-on stock offering, will be sufficient to fund our projected operating requirements through at least the next twelve months.  However, we expect to require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds to pursue our strategy of in-licensing or acquiring additional product candidates.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.  Raising additional funds through the issuance of debt or equity securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•                  the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license, including our Phase 3 clinical trials for rolapitant and niraparib and our Phase 1/2a clinical trial for TSR-011;

•                  the preclinical and clinical development plans we and our collaborator, AnaptysBio, Inc., or AnaptysBio, establish for our monospecific antibody product candidates targeting PD-1 (TSR-042), TIM-3 and LAG-3 and our dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3;

•                  the attainment of milestones and our obligations to make milestone payments, royalty payments, or both to OPKO Health, Inc., or OPKO, Merck Sharpe & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck,

Amgen, Inc., or Amgen, or AnaptysBio or to any other future product candidate licensor, if any, under our in-licensing agreements;

•                  the number and characteristics of product candidates that we in-license and develop;

•                  the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential that the FDA or comparable foreign regulatory authorities may require that we perform more studies than those that we currently expect;

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

If we lack the capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of our product candidates, including rolapitant, which is currently undergoing Phase 3 clinical trials.

We currently do not have any products that have gained regulatory approval.  The success of our business is dependent upon our ability to develop and commercialize our product candidates, particularly rolapitant, niraparib and TSR-011, which are currently our only clinical-stage product candidates.  We are particularly dependent on the future success of rolapitant, because it is our most advanced product candidate.  Our other product candidates are at earlier stages of development.  Niraparib is currently in a Phase 3 clinical trial in ovarian cancer patients which commenced during 2013, and TSR-011 is still early in clinical development.  Our monospecific antibody product candidates targeting PD-1 (TSR-042), TIM-3 and LAG-3 and our dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3 are in preclinical development.

As a result, our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize rolapitant (and to a lesser degree, our other product candidates) in a timely manner.  We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities.  Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.  The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States.  Even if rolapitant were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, including use restrictions for certain patient populations; warnings, precautions or contraindications; or may be subject to burdensome post-approval study or risk management requirements.  If we are unable to obtain regulatory approval for rolapitant in one or more jurisdictions, or if any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our existing product candidates or any other product candidate that we may in-license or acquire in the future.  Furthermore, even if we obtain approval for rolapitant from the FDA and comparable foreign regulatory authorities, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payors.  If we are unable to successfully commercialize rolapitant, we may not be able to earn sufficient revenues to continue our business.

Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, rolapitant, which is currently in Phase 3 clinical trials, or any other product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical studies does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug, or the safety, purity, and potency of an investigational biological product.  A number of companies in the pharmaceutical and biotechnology industries, including many with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials.  Despite the results reported in earlier clinical trials for rolapitant and niraparib and in preclinical studies for TSR-011, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety, or safety, purity, and potency, to result in regulatory approval to market any of our product candidates in any particular jurisdiction or jurisdictions.  If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.  Our future clinical trial results may not be favorable.

We have various ongoing clinical trials related to our development programs for rolapitant, niraparib and TSR-011.  We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned, or be completed on schedule, if at all.  Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

•                  delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign entities, to conduct a clinical trial at each site;

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

•                  feedback from the FDA, an IRB, data safety monitoring boards, or comparable foreign entities; or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to the protocol;

•                  decision by the FDA, an IRB, comparable foreign regulatory entities, or the Company; or recommendation by a data safety monitoring board or comparable foreign regulatory entity, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•                  unacceptable risk-benefit profile or unforeseen safety issues or adverse side effects;

•                  failure to demonstrate a benefit from using a drug or biologic;

•                  manufacturing issues, including problems with manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials; and

•                  changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the ability to obtain and maintain patient consents, whether enrolled subjects drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.  Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their activities, we have limited influence over their actual performance.

If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed.  In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues.  Any of these occurrences may harm our business, financial condition and prospects significantly.  In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

•                  failure to demonstrate that a product candidate is safe and effective, or safe, pure, and potent, for its proposed indication;

•                  failure of clinical trial results to meet the level of statistical significance required for approval;

•                  failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  disagreement with our interpretation of data from preclinical studies or clinical trials;

•                  the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of an NDA, BLA or other submission or to obtain regulatory approval;

•                  disapproval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•                  changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.  If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that is not desirable for the successful commercialization of that product candidate.  In addition, if our product candidate produces undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation Mitigation Strategies, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us.  Any of the foregoing scenarios could materially harm the commercial prospects of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.  Results of our trials could reveal a high and unacceptable severity or prevalence of side effects.  In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications.  Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial, and could result in potential product liability claims.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

•                  we may be required to develop a REMS for such product or, if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.  The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval.  If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, those authorities may require labeling changes or establishment of a REMS or similar strategy, impose restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug and biological products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations.  If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.  If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

•                  suspend or impose restrictions on operations, including costly new manufacturing requirements; and

•                  seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public.  Violations of applicable advertising and promotion laws and regulations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA.  Advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.  These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment of government funds, and the individual could share in any judgment or settlement funds.  Since 2004, False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses.  For instance, in 2012, GlaxoSmithKline LLC agreed to plead guilty and to pay a total of $3 billion to settle civil and criminal allegations that the company promoted certain prescription drugs off-label, provided unlawful kickbacks, failed to report drug safety data, and falsely reported drug prices.  This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay treble damages and penalties, or agree to comply with burdensome reporting and compliance obligations pursuant to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General to avoid exclusion from the Medicare, Medicaid, and other federal and state healthcare programs.  If we do not lawfully promote our approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

Failure to obtain regulatory approval for the intravenous formulation of rolapitant could limit our commercial success.

Although our clinical development efforts have been focused primarily on an oral formulation of rolapitant, we have initiated a Phase 1 clinical trial of an intravenous, or IV, formulation of rolapitant.  If we are successful in obtaining regulatory approval of the oral formulation, we would expect the FDA to require an NDA for approval of an IV formulation.  Even if the oral formulation gains regulatory approval, there can be no assurance that we would be able to obtain regulatory approval of the IV formulation.  To support an NDA for the IV formulation, we will have to provide clinical data specific to the IV formulation.  If the clinical results of the IV formulation are positive, we estimate that it would take approximately one year following the submission of the oral form NDA for the FDA to approve the IV formulation, although our submission or FDA review could take significantly longer.  We expect the IV formulation of rolapitant to serve what we believe is a larger portion of the market for NK-1 receptor antagonists and generate more revenue than the oral formulation.  If we do not obtain regulatory approval for the IV formulation, it would negatively affect our revenue and growth prospects.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.  In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.  We will be competing with many companies that currently have extensive and well-funded sales and marketing operations.  Without an internal commercial organization or the support of third parties to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and other jurisdictions, including China, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country.  We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.  If we are unable to obtain approval of any of our product candidates by regulatory authorities in the European Union, China or other countries, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive.  We face competition with respect to our current clinical-stage product candidates, rolapitant, niraparib and TSR-011, as well as our monospecific antibody product candidates targeting PD-1 (TSR-042), TIM-3 and LAG-3 and our dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3, which are in preclinical development.  We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our clinical-stage product candidates.  If rolapitant is successfully commercialized, we expect it to compete with EMEND, an NK-1 receptor antagonist marketed by Merck.  Additionally, we are aware that Helsinn Healthcare has had an NDA accepted for filing by the FDA for the development of an oral combination NK-1 receptor antagonist and 5-HT3 receptor antagonist (netupitant plus Aloxi (palonosetron HCl)) that will be marketed by Helsinn Healthcare and Eisai, Inc. and with which rolapitant would compete.  Rolapitant would face additional competition if these companies, or others, were to develop IV formulations of their products for the treatment and prevention of CINV.  If niraparib is successfully commercialized, it may face competition from other PARP inhibitors if they are successfully developed and receive regulatory approval in the same market.  We are aware of several PARP inhibitors in clinical development, including AstraZeneca Plc’s AZD-2281 (olaparib), AbbVie’s ABT-888 (veliparib), Eisai, Inc.’s E-7016, Teva Pharmaceutical Industries, Ltd.’s CEP-9722, Clovis Oncology, Inc.’s CO-338 (rucaparib) and Biomarin Pharmaceutical Inc.’s BMN-673.  If TSR-011 is successfully commercialized, we expect it to compete with Xalkori (crizotinib), a dual MET/anaplastic lymphoma kinase, or ALK, inhibitor marketed by Pfizer.  We are also aware of several oral ALK inhibitors in clinical development with which TSR-011 could compete if they are approved in the same market, including: Chugai Pharmaceutical Co., Ltd.’s CH5424802 (alectinib), ARIAD Pharmaceuticals, Inc.’s AP26113, Astellas Pharma US, Inc.’s ASP-3026, Xcovery’s X-396, and Novartis AG’s LDK378 (ceritinib).  Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches.

There are also a number of pharmaceutical and biotechnology companies pursuing the development of cancer immunotherapies that may compete with our immunotherapy product candidates, which are in preclinical development.  We are aware of several companies that have antibody-based products in clinical development that are directed to the same biological targets as some of our collaboration programs, including: Bristol-Myers Squibb, which has anti-PD-1 and anti-LAG-3 antibodies in development; Merck, which has an anti-PD-1 antibody in development; Medimmune, which has anti-OX-40 and PDL-1 antibodies in development; Genentech, Amplimmune (AstraZeneca) and EMD Serono, which have anti-PDL-1 and/or anti-PD-1 modulators in development.  We are also aware of several other companies with immuno-oncology antibodies or programs in the pre-clinical or research phase.

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

In addition to pharmaceutical and biotechnology companies, our potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.  More established companies, as well as institutions, agencies and organizations, may have a competitive advantage over us due to their greater size, cash flows and institutional experience.  Compared to us, many of our competitors may have significantly greater financial, technical and human resources.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug and biological products vary widely from country to country.  Some countries require approval of the sale price of a product before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.  Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.  Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels.  A primary trend in the U.S. healthcare industry and elsewhere is cost containment.  Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.  Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.  Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients.  We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.  Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval.  If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

In the past, payors have implemented reimbursement metrics and periodically revised those metrics as well as the methodologies used as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and actual acquisition cost as well as various coverage determinations.  As a result of this continuous evolution, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products for which we receive regulatory approval.

Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B.  The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992.  Under this program, the manufacturer is obligated to make its product available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense, Public Health Service and Coast Guard, that is no higher than the statutory federal ceiling price.  The requirements under the 340B and FSS programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.  Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, selling and distribution costs.  Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary.  Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services.  Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.  Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.  Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and foreign jurisdictions, legislative and regulatory changes and proposed changes regarding the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians.  CMS also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs.  Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products.  While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates.  Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, together the Affordable Care Act.  This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.  The Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; increased the minimum Medicaid rebate due for innovator drugs in general from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP; and capped the total rebate amount for innovator drugs at 100% of AMP.  The Affordable Care Act and subsequent legislation also changed the definition of AMP.  The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.  Each such manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners.

A significant number of provisions are not yet, or have only recently become, effective.  In 2012, CMS issued proposed regulations to implement the changes to the Medicaid program under the Affordable Care Act but has not yet issued final regulations.  CMS is currently expected to release the final regulations in 2014.  Although it is too early to determine the full effect of the Affordable Care Act, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.  On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions.  The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.  The American Taxpayer Relief Act of 2012 delayed implementation of these reductions by two months, and because Congress did not act to prevent these cuts, they took effect on April 1, 2013.  The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.  We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

If we breach the license agreements for our product candidates, we could lose the ability to continue the development and commercialization of our product candidates.

In December 2010, we entered into a license agreement with OPKO to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which we have the same rights and obligations as rolapitant, but which we are not currently advancing.  In May 2012, we entered into a license agreement with Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans.  We are not currently advancing MK-2512.  In March 2011, we entered into a license agreement with Amgen to obtain exclusive worldwide rights to research, develop, manufacture, market and sell an ALK/TRK inhibitor product.  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, under which we obtained exclusive, worldwide rights to certain patents and intellectual property of AnaptysBio to research, develop, manufacture, market and sell antibody product candidates targeting PD-1, TIM-3 and LAG-3 and non-exclusive rights to certain other patents and intellectual property of AnaptysBio necessary to utilize the intellectual property exclusively licensed to us.

Our agreements with OPKO, Merck and Amgen require us to use commercially reasonable efforts, in the case of rolapitant and TSR-011, and diligent efforts, in the case of niraparib, to develop and commercialize such products in accordance with such agreements, and to make timely milestone, royalty and other payments, provide certain information regarding our activities with respect to such products, maintain the confidentiality of information we receive from OPKO, Merck and Amgen and indemnify OPKO, Merck and Amgen with respect to our development and commercialization activities under the terms of the agreements.  Our agreement with AnaptysBio requires us to use commercially reasonable efforts to fund the initial discovery and development of each of the antibody product candidates targeting PD-1, TIM-3 and LAG-3 during the time period set forth in the agreement and then to use such efforts to further develop and commercialize those candidates.

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

We do not intend to develop product candidates from our own original research.  Our business model is predicated, in part, on our ability to successfully identify and acquire or in-license product candidates for the treatment and support of cancer patients.  However, we may be unable to acquire or in-license any product candidates from third parties for various reasons, including because we are focusing on a specific area of care and we may be unable to identify product candidates that we believe are an appropriate strategic fit for our company.

The in-licensing and acquisition of product candidates is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire product candidates that we may consider attractive.  These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities.  Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.  We also may be unable to in-license or acquire the relevant product candidate on terms that would allow us to generate an appropriate return on our investment.

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

We currently hold $10 million in product liability insurance coverage in the aggregate, which may not be adequate to cover all liabilities that we may incur.  We expect to increase our insurance coverage when we begin to commercialize our product candidates, if ever.  Insurance coverage is increasingly expensive.  We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.  We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing.  Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects.  A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could consume significant amounts of our cash and adversely affect our business.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval.  Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.  Restrictions under applicable federal and state healthcare laws and regulations include the following:

•                  the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

•                  the federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•                  HIPAA also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•                  as of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, including physician ownership and investment interests, maintenance of a database containing such data, and public reporting of such data.  Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payment on August 1, 2013 and must report such payments to CMS by March 31, 2014 and annually thereafter; and

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.  Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states.  Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers.  In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

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

We are exposed to the risk of employee fraud or other misconduct.  Misconduct by employees could include intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately, or disclose unauthorized activities to us.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices.  These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.  We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2013, we had 62 full-time employees.  As our development and commercialization plans and strategies develop, or as a result of any in-licenses or acquisitions of new product candidates, we will need additional managerial, operational, sales, marketing, financial and other resources.  Our management, personnel and systems currently in place may not be adequate to support this future growth.  Future growth would impose significant added responsibilities on members of management, including:

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel.  Our ability to compete and grow depends in large part upon the continued service of our senior management team.  In particular, the loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner.  The competition for qualified personnel in the biopharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

We are highly dependent on Leon O. Moulder, Jr., our Chief Executive Officer, and Mary Lynne Hedley, Ph.D., our President and Chief Scientific Officer.  Although we have offer letter agreements with Mr. Moulder, and Dr. Hedley, these agreements are at-will and do not prevent them from terminating their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.  The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

For certain of our cancer therapeutic product candidates (currently niraparib and TSR-011), we believe we have acquired product candidates for which diagnostic tests or specific clinical criteria will allow us to identify cancer patients who will be more likely to respond.  We plan to rely on diagnostic tests to help us more accurately identify patients with those criteria both during our clinical trials and in connection with the commercialization of our product candidates.  Diagnostic tests, including companion diagnostics, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization.  We do not develop diagnostic tests internally.  We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these tests.  For example, our niraparib product candidate will use a test owned and administered by a third party to identify breast cancer patients with a BRCA gene mutation during clinical testing.   Therefore, it is possible that niraparib will be approved for this indication only with this diagnostic test.  This third party may encounter difficulties in developing and obtaining approval for its test, or may fail to support the clinical development of niraparib for breast cancer as we expect.  Any such delay or failure could delay or prevent approval of niraparib for breast cancer, or products we may later acquire with similar characteristics.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems, and those of AnaptysBio, our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs.  For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical and clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely upon AnaptysBio to discover and conduct preclinical research and development on antibody product candidates targeting PD-1, TIM-3 and LAG-3 in accordance with the research programs that we jointly establish for those candidates.  Although we participate in the planning of these programs, we do not directly control the amount or timing of resources devoted by AnaptysBio to activities related to these product candidates.  AnaptysBio may not commit sufficient resources to our research and development programs for these candidates.  If AnaptysBio fails to commit sufficient resources to any of our antibody product candidates, our preclinical programs related to the candidate could be delayed, terminated, or unsuccessful.  Furthermore, if we fail to make required payments to AnaptysBio, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreement with AnaptysBio, AnaptysBio may not be required to perform its obligations under the agreement and may have the right to terminate the agreement.

We also have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs.  We rely on these parties for execution of our preclinical and clinical trials, and we control only certain aspects of their activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on collaborators and CROs does not relieve us of our regulatory responsibilities.  We also rely on these third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and Animal Welfare Act requirements.  We and our collaborators and CROs are required to comply with current GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or the EEA, and comparable foreign regulatory authorities for all of our products in clinical development.  Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or any of our collaborators or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements.  In addition, our clinical trials must be conducted with product produced under cGMP requirements.  Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

AnaptysBio and our CROs are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs.  If our collaborators and CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our preclinical and clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Because we have relied on third parties, our internal capacity to perform these functions is limited.  Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, or may fail to perform at all.  In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.  We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers.  To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected.  Although we carefully manage our relationships with AnaptysBio and our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

If we lose our relationships with CROs, our drug development efforts could be delayed.

We rely on third-party vendors and CROs for preclinical studies and clinical trials related to our drug development efforts.  Switching or adding additional CROs involves additional cost and requires management time and focus.  Our CROs have the right to terminate their agreements with us in the event of an uncured material breach.  In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.  Identifying, qualifying and managing the performance of third-party service providers can be difficult, time consuming and cause delays in our development programs.  In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider.  If any of our relationships with our third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.

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

We do not own or operate facilities for the manufacture of our product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  We currently work with one contract manufacturer, or CMO, Hovione, for the production of rolapitant drug substance, and one other CMO for the production of a rolapitant oral drug product for Phase 3 clinical trials.  To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase scale of production.  We utilized CMOs for the manufacture of TSR-011 for use in preclinical and Phase 1/2a clinical trials.  To meet our needs with respect to further clinical development, we plan to contract with additional CMOs for the manufacture of clinical supplies.  Existing inventory for niraparib drug substance and drug product from Merck provided the initial clinical trial material needed for our niraparib clinical program.  We have agreements in place with CMOs for the further production of niraparib to meet our clinical supply needs.  For preclinical development of our monospecific antibody product candidates targeting PD-1 (TSR-042), TIM-3 and LAG-3 and our dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3, we will need to secure sources of supply from one or more CMOs capable of producing biologics.  For each of our product candidates, we may elect to pursue arrangements with other CMOs for manufacturing clinical supplies for later-stage trials and for commercialization.  We have not yet qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if otherwise we experience any problems with them.  If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at an acceptable cost or in sufficient quantities or in a timely manner necessary to make commercially successful products.  If we successfully commercialize any of our drugs, we may be required to establish large-scale commercial manufacturing capabilities.  In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity.  We have no experience manufacturing pharmaceutical products on a commercial scale and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing, the satisfaction of which on a timely basis may not be met.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology.  We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection.  Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  Where we have the right to do so under our license agreements, we seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business.  The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain.

The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States.  The rights already granted under any of our currently issued patents and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking.  If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected.  Further, under our agreement with Merck for niraparib, Merck is responsible, subject to certain exceptions, for prosecuting the licensed patents, and we are reliant on them to do so in a diligent fashion, subject to our right to review and approve their prosecution activities.  If Merck fails to conduct such activities diligently or does not take approved actions, among other reasons, we may not obtain or maintain broad proprietary protection for niraparib.  Similarly, under our agreement with AnaptysBio, during preclinical development of our antibody product candidate, AnaptysBio has primary responsibility for prosecuting certain licensed patents at our expense, subject in certain circumstances to our right to prior approval of expenses.  If AnaptysBio fails to conduct such activities diligently or does not take approved actions, among other reasons, we may not obtain or maintain broad proprietary protection for antibody product candidates targeting PD-1, TIM-3 and LAG-3.  Following the clearance of an IND for an antibody product candidate (including dual-reactive antibody product candidates) targeting PD-1, TIM-3 and LAG-3, we become responsible for prosecuting certain licensed patents related to that candidate.

With respect to patent rights, we do not know whether any of the pending patent applications for any of our licensed compounds will result in the issuance of patents that protect our technology or products, or which will effectively prevent others from commercializing competitive technologies and products.  Although we have a number of issued patents under our licensing agreements covering our technology, our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications.  Further, the examination process may require us or, in the case of niraparib and our antibody product candidates during preclinical development, our licensor, to narrow the claims, which may limit the scope of patent protection that may be obtained.  Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad.  Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products.  Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and, may in some cases not be possible.  In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

The patent prosecution process is expensive and time-consuming, and we, or in the case of niraparib and our antibody product candidates during preclinical development, our licensor, may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.  Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  We expect to seek extensions of patent terms where they are available in any countries where we are prosecuting patents.  This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent.  However the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.  If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.  Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all.  Therefore we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Previously, in the United States, assuming the other requirements for patentability are met, the first to make the claimed invention was entitled to the patent.  Outside the United States, the first to file a patent application is entitled to the patent.  In March 2013, the United States transitioned to a ‘first to file’ system in which the first inventor to file a patent application will be entitled to the patent.  Under either the previous or current system, third parties will be allowed to submit prior art prior to the issuance of a patent by the United States Patent and Trademark Office, and may become involved in opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others.  An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical personnel, management personnel, or both from their normal responsibilities.  In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock.  Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.  We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings.  Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Risks Related to Ownership of Our Common Stock

The price of our stock has been, and may continue to be, volatile, and you could lose all or part of your investment

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Since our initial public offering, which occurred in June 2012, the price of our common stock on the NASDAQ Global Select Market has ranged from $11.05 per share to $51.95 per share.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

The market price of our common stock may be volatile, and in the past, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.  We may be the target of this type of litigation in the future.  Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors and their or our respective affiliates beneficially owned approximately 45.1% of our voting stock as of March 1, 2014.  This group of stockholders has the ability to control us through their ownership position.  These stockholders may be able to determine the outcomes of all matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.  The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we have taken or intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we have relied or will rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.  We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years from the date of the closing of our initial public offering.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures.  Commencing with this Annual Report on Form 10-K, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.  Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.  However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.  We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.  Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows.  If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 attestations, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ, the U.S. Securities and Exchange Commission, or the SEC, or other regulatory authorities.  Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are incurring increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.”  We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ Stock Market.  Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives.  Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  These increased costs have increased, and will continue to increase, our consolidated net loss.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage.  We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.  The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

As of March 11, 2014, we have 35,968,936 shares of common stock outstanding.  Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  Of these outstanding shares, 15,739,334 are currently held by directors, executive officers and other parties that may be deemed to be their or our affiliates and are available for sale subject to volume limitations, other restrictions under securities laws and, in some cases, vesting schedules.  We also have registered shares of common stock that we may issue under our equity compensation plans.  These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Furthermore, certain persons who were stockholders prior to our initial public offering are entitled to registration rights under the Securities Act with respect to shares they hold, which includes 14,637,406 shares held by our directors, executive officers and other parties that may be deemed to be their or our affiliates.  Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restrictions under the Securities Act, except with respect to shares purchased by affiliates.  Any sales of shares by these stockholders could have a material adverse effect on the trading price of our common stock.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.  Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosure due to error or fraud may occur and may not be detected.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations.  To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock.  These future issuances of common stock or common stock-related securities, together with the exercise of outstanding stock options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors.  Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates.  The initial number of shares of our common stock available for future grant under our 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, which became effective in April 2012, is 1,428,571 plus the number of shares of our common stock reserved for issuance under our 2010 Stock Incentive Plan, or the 2010 Incentive Plan, as of the effective date of the 2012 Incentive Plan (which is an additional 6,857 shares).  The number of shares of our common stock reserved for issuance under our 2012 Incentive Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2010 Incentive Plan following the effective date of the 2012 Incentive Plan, and (ii) on January 1 of each year, starting in 2014, by a number of shares of common stock equal to the lesser of (x) 4% of the shares of common stock outstanding at such time, or (y) the number of shares determined by our board of directors.  Effective January 1, 2014, the number of shares of our common stock authorized for issuance under the 2012 Incentive Plan was increased by 1,309,560 shares.  Future stock option grants and issuances of common stock under our 2012 Incentive Plan may have an adverse effect on the market price of our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management.  These provisions include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2013, we leased office space totaling 23,814 square feet in a facility in Waltham, Massachusetts, which we use primarily for corporate functions.  In January 2014, we entered into an amendment of our lease agreement under which we expanded our total leased space in the facility to 53,200 square feet, effective in March 2014.  The term of the amended lease continues until June 30, 2017.  We believe that our expanded space will be sufficient for our needs for the foreseeable future.  However, if we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

We are not an operator, and have no subsidiary that is an operator, of a coal or other mine.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TSRO.”  Trading of our common stock commenced on June 29, 2012, following the completion of our initial public offering.  The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the NASDAQ Global Select Market.

	HIGH	LOW
Year ended December 31, 2012:
Second quarter (beginning June 29, 2012)	$14.15	$12.82
Third quarter	$15.05	$11.05
Fourth quarter	$20.00	$13.83
Year ended December 31, 2013:
First quarter	$25.13	$16.52
Second quarter	$51.95	$20.98
Third quarter	$47.89	$30.68
Fourth quarter	$41.25	$27.50

On March 11, 2014, the last reported sale price of our common stock was $30.37 per share.  As of the close of business on March 11, 2014, there were approximately 27 holders of record of our common stock.  Because many of the common shares are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Performance Graph (1)

The following graph presents a comparison from June 29, 2012 through December 31, 2013 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index.  Such returns are based on historical results and are not intended to suggest future performance.  Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

(1)         This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of TESARO, Inc. under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth certain of our selected historical financial data at the dates and for the periods indicated.  The selected historical statement of operations data presented below for the years ended December 31, 2011, 2012 and 2013 and the period from March 26, 2010 (inception) to December 31, 2013, and the historical balance sheet data as of December 31, 2012 and 2013, have been derived from our audited consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.  The historical statement of operations data for the period from March 26, 2010 (inception) to December 31, 2010 and the historical balance sheet data as of December 31, 2010 and 2011 has been derived from financial statements not included in this Annual Report on Form 10-K.

The financial information presented from March 26, 2010 (inception) to December 31, 2010 is based solely on the accounts of TESARO, Inc.  Effective December 22, 2011, November 30, 2012 and December 27, 2012, respectively, TESARO UK Limited, TESARO Securities Corporation and TESARO Development, Ltd., our wholly-owned subsidiaries, were incorporated.  All financial information presented after December 31, 2010 has been consolidated and reflects the operations of TESARO, Inc. and its wholly-owned subsidiaries.  Our historical results are not necessarily indicative of results expected in any future period.

The selected historical financial data presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.  The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto.

Statement of Operations Data:

					The Period from
	March 26, 2010				March 26, 2010
	(Inception) to				(Inception) to
	December 31,	Years Ended December 31,			December 31,
	2010	2011	2012	2013	2013
	(in thousands, except per share amounts)
Expenses:
Research and development	$46	$11,768	$47,200	$75,725	$134,739
General and administrative	1,668	3,158	6,715	14,780	26,321
Acquired in-process research and development	6,630	500	8,000	1,940	17,070
Total expenses	8,344	15,426	61,915	92,445	178,130
Loss from operations	(8,344)	(15,426)	(61,915)	(92,445)	(178,130)
Interest income	20	38	152	83	293
Other income (expense), net	(651)	(1,010)	—	—	(1,661)
Net loss	$(8,975)	$(16,398)	$(61,763)	$(92,362)	$(179,498)

Net loss per share applicable to common stockholders - basic and diluted	$(26.65)	$(31.90)	$(4.51)	$(2.93)	$(14.70)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	337	514	13,696	31,559	12,211

	As of December 31,
	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,533	$39,825	$125,445	$130,310
Working capital	(748)	38,835	114,902	121,916
Total assets	2,715	42,879	127,380	135,578
Convertible preferred stock	8,388	64,348	—	—
Common stock and additional paid-in capital	—	305	202,798	302,650
Total stockholders' (deficit) equity	(8,975)	(25,068)	115,662	123,152

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We were founded in March 2010 by former executives of MGI PHARMA, Inc., or MGI PHARMA, an oncology and acute-care focused biopharmaceutical company.  We have in-licensed and are currently developing three oncology-related product candidates, rolapitant, niraparib and TSR-011, and in March 2014 we initiated our immuno-oncology platform strategy by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for immuno-oncology targets.

•                  Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist currently in Phase 3 (oral formulation) and Phase 1 (intravenous, or IV formulation) clinical trials for the prevention of chemotherapy induced nausea and vomiting, or CINV.  In December 2013, we announced top-line results for two Phase 3 trials of rolapitant.  The primary endpoint was successfully achieved in each trial, and preparations in support of our anticipated submission to the U.S. Food and Drug Administration, or FDA, in mid-2014 of a new drug application, or NDA, for oral rolapitant are ongoing.

•                  Niraparib, formerly known as MK-4827, is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  We expect to dose the first patient in a Phase 3 clinical trial evaluating niraparib in breast cancer patients with germline BRCA mutations in the first quarter of 2014.  We also are collaborating with the Sarcoma Alliance for Research through Collaboration, or SARC, to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer.

•                  TSR-011 is an orally available targeted anti-cancer agent which is a potent inhibitor of both anaplastic lymphoma kinase, or ALK, and tropomyosin-related kinase, or TRK, currently in a Phase 1/2a dose escalation clinical trial in cancer patients.  We have identified the maximum tolerated dose of TSR-011 and are now evaluating fractionated 60 milligram (mg) doses of TSR-011 in patients with ALK or TRK expression, including those with ALK-positive, or ALK+, and TRK-positive, or TRK+, non-small cell lung cancer, or NSCLC, who have not been previously treated with ALK inhibitors, those with ALK+ NSCLC who have progressed during treatment with other ALK inhibitors, and in those patients with other tumor types driven by ALK or TRK.

In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a privately-held therapeutic antibody company.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicenseable worldwide license to research, develop, manufacture, market and sell products incorporating certain specified immunotherapy antibodies developed using AnaptysBio’s proprietary technology for the discovery, generation and optimization of antibodies.  Specifically, we received exclusive rights to monospecific antibody product candidates targeting TIM-3, LAG-3 and PD-1 and dual-reactive antibody product candidates targeting PD-1/TIM-3 and PD-1/LAG-3.  Under the agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of three development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.  We believe this strategic platform will enable us to initiate clinical development in new tumor indications, not addressed with our current product candidates, and to study combination approaches in the clinic, both with our existing product candidates and with new candidates we either in-license or access through collaborative transactions with others.  Further, we believe antibody candidates from these programs may potentially enter clinical trials over the next 18 to 24 months.  For example, we anticipate beginning clinical trials using TSR-042, the lead anti-PD-1 antibody that we have in-licensed as part of the agreement, in mid-2015.

Development Stage Operations.  We commenced business operations in May 2010.  Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product candidates, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates.  To date, we have not generated any revenues and have financed our operations with net proceeds from private placements of our convertible preferred stock and public offerings of our common stock.  On June 19, 2012, we effected a 1 for 3.50 reverse stock split of our common stock.  Our historical share and per share information has been retroactively adjusted to give effect to this reverse stock split.

As of December 31, 2013, we had a deficit accumulated during the development stage of $179.5 million.  Our net losses were $92.4 million, $61.8 million, $16.4 million and $9.0 million, respectively, for the years ended December 31, 2013, 2012, and 2011, and the period from March 26, 2010 (inception) to December 31, 2010.  We expect to continue to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to increase over time, primarily depending on the timing and magnitude of clinical trial and other development activities under our current development programs, such as niraparib and TSR-011, the up-front cash payment, milestones and other costs incurred related to the immuno-oncology discovery and development activities occurring under our collaboration with AnaptysBio, and potential future in-licensed development programs, and expected decreases in clinical trial and other development activities under our rolapitant program.  If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing general and administrative costs associated with our anticipated growth and continuing operation as a public company.  Accordingly, we will seek to fund our operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Rolapitant.  In December 2010, we entered into a license agreement with OPKO Health, Inc., or OPKO, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which we have the same rights and obligations as rolapitant, but which we are not currently advancing.  In consideration for this license, we paid OPKO $6.0 million upon signing the agreement and issued 1,500,000 shares of our Series O convertible preferred stock.  At the time of this transaction, the fair value of the Series O convertible preferred stock was determined to be $0.6 million.  We are also required to make development milestone payments to OPKO of up to an aggregate of $30.0 million if specified regulatory and initial commercial sales milestones are achieved.  Preparations in support of our anticipated submission to the FDA in mid-2014 of an NDA for oral rolapitant are currently ongoing; upon acceptance of this NDA by the FDA, we would owe OPKO a milestone payment of $5.0 million.  In addition, we are required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  If commercial sales of rolapitant commence, we are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable and twelve years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.  OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States.

We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.  There were no ongoing clinical trials for rolapitant or SCH900978 at the time of our acquisition of these rights.

Niraparib.  In May 2012, we entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans.  We are not currently advancing MK-2512.  Under the terms of the license agreement, we made an up-front payment to Merck of $7.0 million in June 2012, and upon dosing of the first patient in our Phase 3 ovarian cancer clinical trial in July 2013, we made a milestone payment of $1.9 million.  We are required to make total milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  If commercial sales of niraparib commence, we will pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis.  Upon dosing of the first patient in our Phase 3 breast cancer clinical trial, which we expect to occur in the first quarter of 2014, we would owe a milestone payment of $1.0 million to Merck.

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib.  At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy.  We are evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer in a Phase 3 clinical study, which we initiated in July 2013.  We also plan to evaluate niraparib in breast cancer patients with germline BRCA mutations in a Phase 3 clinical trial, which we expect to initiate in the first quarter of 2014.  We also are collaborating with SARC to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung, and prostate cancer.  None of the assets to which we acquired rights have alternative future uses, nor have they reached a stage of technological feasibility.  We have accounted for this transaction as an asset acquisition because we did not acquire any processes or activities that would constitute a “business” in addition to the license.  Accordingly, we recorded the entire purchase price of $7.0 million as acquired in-process research and development expense.

TSR-011.  In March 2011, we entered into a license agreement with Amgen, Inc., or Amgen, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell certain licensed ALK inhibitor compounds, including TSR-011.  Under the terms of the license agreement, we made an up-front payment to Amgen of $0.5 million, and upon dosing of the first patient in our Phase 1/2a clinical trial of TSR-011 in October 2012, we made a milestone payment of $1.0 million.  We are required to make total milestone payments to Amgen of up to an aggregate of $138.0 million if specified clinical development, regulatory, initial commercialization and annual net product sales milestones are achieved.  If commercial sales of a product commence, we will pay Amgen tiered royalties at percentage rates ranging from the mid-single digits to slightly above the single digits based on cumulative worldwide net sales until the later of the last patent licensed from Amgen covering the product, the loss of regulatory exclusivity for the product, or the tenth anniversary of the first commercial sale of the product, in all cases, on a country-by-country and product-by-product basis.

We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize the licensed product candidates.  At the time of the license transaction, TSR-011 was a preclinical compound.    We are currently conducting a Phase 1/2a dose escalation clinical trial in cancer patients.  We accounted for this transaction as an asset acquisition because we did not acquire any processes or activities that would constitute a “business” in addition to the license.  We recorded the entire purchase price of $0.5 million as acquired in-process research and development expense.

Immuno-Oncology Platform.  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a privately-held therapeutic antibody company.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicenseable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies.  Under the agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of three development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

Under the terms of this agreement, we are obligated to make an up-front, non-creditable and non-refundable cash payment of $17.0 million to AnaptysBio.  We are also required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of the three development programs, we will also be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on the amount of worldwide annual net sales achieved, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

Private Placements of Securities and Public Offerings of Common Stock.  As of December 31, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $130.3 million.  Since our inception on March 26, 2010, we have funded our operations primarily through the private placement of our equity securities, an initial public offering of our common stock, and follow-on offerings of our common stock.  As of December 31, 2013, we had received $120.4 million in net proceeds from the issuance of convertible preferred stock.  On June 28, 2012, we completed our initial public offering through which we sold 6,000,000 shares of common stock at a price of $13.50 per share.  The shares began trading on the NASDAQ Global Select Market on June 29, 2012, and the transaction closed on July 3, 2012.  Immediately prior to the closing of the offering, all outstanding shares of our convertible preferred stock converted into 19,410,490 shares of common stock.  On July 23, 2012, the underwriters purchased an additional 430,183 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate net proceeds of approximately $78.0 million, which is net of underwriting discounts and commissions and offering expenses.  In March 2013, we sold 5,428,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-1, at a price of $18.00 per share, resulting in net proceeds of approximately $91.3 million, which is net of underwriting discounts and commissions and offering expenses.  In February 2014, we sold 3,200,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-3, at a price of $31.50 per share, resulting in net proceeds of approximately $94.1 million, which is net of underwriting discounts and commissions and estimated offering expenses.  The proceeds of our February 2014 offering are not reflected in the financial results reported in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

To date, we have not generated any revenues.  Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products, including any of our product candidates that we have in-licensed (rolapitant, niraparib, TSR-011, and products potentially resulting from our immuno-oncology collaboration with AnaptysBio) or other products or product candidates that we may in-license or acquire in the future.  We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, incur additional costs under our collaboration with AnaptysBio and begin to commercialize any approved products.  Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability.  Even if we are able to generate revenues from the sale of our products, we may not become profitable.  If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

•                  expenses incurred under agreements with contract research organizations, or CROs, investigative sites and research consortia in connection with the conduct of clinical trials and preclinical studies and related services, such as administrative, data management and biostatistics services;

•                  the cost of acquiring, developing and manufacturing active pharmaceutical ingredients, clinical trial materials and other research and development materials;

•                  milestone payments and expenses relating to immunotherapeutic discovery and development activities performed by us or our partner under our collaboration and exclusive license agreement with AnaptysBio;

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  We expect that our total research and development expenses will increase in 2014 versus the prior year, depending upon the progress of our clinical development programs as well as the up-front cash payment, milestone payments and other costs associated with our collaboration with AnaptysBio.  We expect overall costs associated with our rolapitant development program to decrease going forward, principally due to the reduction of activities as we progress toward the end of our Phase 3 clinical trials.  However, this decrease will be offset to an extent by increased development activities with respect to our rolapitant IV program.  In addition, we expect an increase in costs associated with our niraparib development program, for which we enrolled the first patient in our Phase 3 clinical trial in patients with ovarian cancer in July 2013 and for which we expect to dose the first patient in our Phase 3 clinical trial in breast cancer patients with germline BRCA mutations in the first quarter of 2014.  We expect costs associated with our TSR-011 development program to increase as we continue to progress through clinical testing. Finally, we expect to incur milestone and other discovery and development related expenses under our March 2014 collaboration and exclusive license agreement with AnaptysBio, including the up-front cash payment, which will further contribute to higher research and development expenses in 2014.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed product candidates through December 31, 2013 (in thousands).  Certain costs, such as personnel-related costs, depreciation and stock-based compensation, are not allocated to a program, as they are deployed across multiple projects under development and, as such, are separately classified as ‘Personnel and other expenses’ in the table below.

				The Period From
				March 26, 2010
	Years Ended December 31,			(Inception) to
	2011	2012	2013	December 31, 2013
Rolapitant Expenses
Acquired in-process research and development	$—	$—	$—	$6,630
Research and development	9,041	36,524	42,685	88,264
Rolapitant total	9,041	36,524	42,685	94,894

Niraparib Expenses
Acquired in-process research and development	—	7,000	1,940	8,940
Research and development	—	679	15,742	16,421
Niraparib total	—	7,679	17,682	25,361

TSR-011 Expenses
Acquired in-process research and development	500	1,000	—	1,500
Research and development	688	3,066	3,524	7,278
TSR-011 total	1,188	4,066	3,524	8,778

Personnel and Other Expenses	2,039	6,931	13,774	22,776

Total	$12,268	$55,200	$77,665	$151,809

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

Other Income and Expense

Other income and expense consists of interest income earned on cash and cash equivalents and expense related to the issuance of certain rights to Series A-1 convertible preferred stock investors to purchase shares of Series A-2 convertible preferred stock, or the Series A-2 Purchase Rights.  The Series A-2 Purchase Rights provided for the purchase of convertible preferred stock and were deemed to be legally detachable and separately exercisable, and therefore represented free-standing financial instruments that were accounted for as a liability.  We recorded the fair value of the Series A-2 Purchase Rights at the date of issuance of the Series A-1 convertible preferred stock and adjusted the carrying value of such rights to their estimated fair value at each reporting date.  The estimated fair value was determined using a valuation model which considers the probability of achieving defined milestones, our cost of capital, the estimated period the Series A-2 Purchase Rights would be outstanding, consideration received for the instrument with such rights, the number of shares to be issued to satisfy such rights and at what price, and any changes in the fair value of the underlying instrument to such rights.  From the date of issuance to December 31, 2010, the estimated change in fair value of the Series A-2 Purchase Rights resulted in other expense of $0.7 million.  On February 10, 2011, the holders of the Series A-2 Purchase Rights exercised such rights.  From January 1, 2011 to February 10, 2011, the estimated change in the fair value of the Series A-2 Purchase Rights resulted in other expense of $1.0 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosures.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

•                  collaborator entities in connection with our collaboration agreements;

•                  vendors in connection with preclinical development activities; and

•                  vendors related to product manufacturing, development and distribution of clinical supplies.

We record expenses related to clinical studies based on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf.  The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.  There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense.  Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones.  In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period.  If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly.  Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period.  To date, there have been no material differences from our estimates to the amounts actually incurred.

Net Operating Loss Carryforwards

As of December 31, 2013, we had federal net operating loss carryforwards of $152.2 million to potentially offset future federal income taxes.  We also had federal research and development tax credit carryforwards of $3.1 million to potentially offset future federal income taxes.  The federal net operating loss carryforwards and research and development tax credit carryforwards expire at various times through 2033.  Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.  These carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, as well as similar state provisions.  This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.  The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change.  Subsequent ownership changes may further affect the limitation in future years.  As of December 31, 2013, we recorded a 100% valuation allowance against our net operating loss and research and development tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be realized.  In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination, due to the reversal of a portion or all of the related valuation allowance.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011.  ATRA extended the research credit for two years to December 31, 2013.  The extension of the research credit was retroactive and included amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we recorded a deferred tax asset before valuation allowance of $0.9 million for qualifying amounts incurred in 2012.  The deferred tax asset and corresponding valuation allowance were recorded in the period of enactment, which was the first quarter of 2013.  During the year ended December 31, 2013, we recorded an additional deferred tax asset and corresponding valuation allowance of $1.5 million for qualifying amounts incurred in 2013.

Stock-Based Compensation

We recognize compensation costs related to stock options and restricted stock awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated pre-vesting forfeitures.  Described below is the methodology we utilize in measuring stock-based compensation expense.  Following the consummation of our initial public offering, stock option and restricted stock award fair values are determined utilizing the quoted market price of our common stock.

Since our inception in March 2010, we have applied the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 718, Compensation - Stock Compensation, or ASC 718.  Determining the amount of stock-based compensation to be recorded requires us to estimate the fair value of a stock-based award as of its grant date.  Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award.  Estimating the fair value of stock-based awards requires us to make highly subjective assumptions.  We use the Black-Scholes option pricing model to value our stock option awards.  This valuation methodology requires us to make assumptions regarding the volatility of our common stock, the expected term of the stock option, the risk-free interest rate for a period that approximates the expected term of the stock option, and our expected dividend yield.  Prior to June 2012, we were a privately-held company with a limited operating history and accordingly we utilize data from representative peer companies to estimate expected stock price volatility from our inception to our initial public offering.  We selected peer companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development, market capitalization, number of employees and therapeutic focus.  Since our initial public offering in June 2012, we have continued to use data from a representative peer group to estimate expected stock price volatility, due to the limited public trading history of our common stock.  To determine the expected term assumption, we use the simplified method as prescribed by U.S. Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.  We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends.  The risk-free interest rate used for each stock option is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected term.

The following table presents the assumptions used in estimating the grant-date fair values of stock options granted during the years ended December 31, 2011, 2012 and 2013:

	Years Ended December 31,
	2011	2012	2013
Dividend yield	—	—	—
Volatility	67% - 68%	66% - 71%	73% - 78%
Risk-free interest rate	1.07% - 2.03%	0.89% - 1.56%	1.07% - 2.05%
Expected term (years)	6.25	6.25	5.50 - 6.25

Stock-based compensation expense totaled $0.3 million, $1.8 million, and $7.8 million, respectively, for the years ended December 31, 2011, 2012 and 2013.  As of December 31, 2013, we had $17.1 million of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.  We expect stock-based compensation expense to increase in future periods due to the potential of increases in the market value of our common stock, and expected increases in headcount and stock option grants.

Under ASC 718, we are required to estimate the level of pre-vesting forfeitures expected to occur and record compensation expense only for those awards expected to vest.  Due to our minimal history in granting stock options, we estimate our forfeiture rate based on our actual forfeiture experience and data of the representative peer group described above.  For the years ended December 31, 2011, 2012 and 2013, we used a forfeiture rate of zero.  Actual forfeitures have been insignificant through December 31, 2013.

Results of Operations

The information reported within our financial statements from March 26, 2010 to December 31, 2010 was based solely on the accounts of TESARO, Inc.  Effective December 22, 2011, November 30, 2012 and December 27, 2012, respectively, TESARO UK Limited, TESARO Securities Corporation and TESARO Development, Ltd., our wholly-owned subsidiaries, were incorporated.  All financial information presented after December 31, 2010 has been consolidated and reflects the operations of TESARO, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Years Ended December 31,		Increase/
	2012	2013	(Decrease)
	(in thousands)
Expenses:
Research and development	$47,200	$75,725	$28,525
General and administrative	6,715	14,780	8,065
Acquired in-process research and development	8,000	1,940	(6,060)
Total expenses	61,915	92,445	30,530

Loss from operations	(61,915)	(92,445)	(30,530)
Other income (expense), net	152	83	(69)

Net loss	$(61,763)	$(92,362)	$(30,599)

Revenues.  We did not recognize any revenue for the years ended December 31, 2012 or 2013.

Research and Development Expenses.  Research and development expenses were $75.7 million for the year ended December 31, 2013, compared to $47.2 million for the year ended December 31, 2012, an increase of $28.5 million.  The increase was primarily due to higher expenses related to the development of niraparib and rolapitant, higher personnel and other expenses in support of our development activities, and to a lesser extent, higher expenses associated with the development of TSR-011.  Significant changes resulting in this increase included:

•                  an increase of $15.0 million in costs associated with niraparib development activities, primarily related to the Phase 3 clinical trial of niraparib in subjects with ovarian cancer, which was initiated in July 2013, start-up activities for the planned Phase 3 clinical trial in breast cancer patients with germline BRCA mutations, which we expect to initiate in the first quarter of 2014, and costs relating to drug substance and drug product development, clinical supply manufacturing and distribution;

•                  an increase of $6.2 million in costs associated with rolapitant development activities, primarily the Phase 3 and other ongoing clinical trials, offset somewhat by reduced costs related to drug substance and drug product development activities;

•                  an increase of $0.5 million in costs associated with TSR-011 development activities, which primarily resulted from higher clinical costs associated with the ongoing Phase 1/2a study that began in the fourth quarter of 2012; and

•                  an increase of $6.8 million in salaries, benefits and other personnel costs (including stock-based compensation) related to increased research and development headcount supporting the growth of our development activities.

General and Administrative Expenses.  General and administrative expenses were $14.8 million for the year ended December 31, 2013, compared to $6.7 million for the year ended December 31, 2012, an increase of $8.1 million.  The increase was due primarily to increases of $4.5 million in stock-based compensation expense, of which $1.8 million was related to accounting for awards held by a non-employee consultant, with the remainder related to increased awards of stock options to both new and existing employees and higher grant-date fair values of those awards, $2.1 million in salaries, benefits and other personnel related costs, and $1.5 million in professional and consulting fees and other expenses to support corporate operational activities, such as insurance and certain other costs associated with public company operations.

Acquired In-Process Research and Development Expenses.  We recorded $1.9 million in acquired in-process research and development expenses during the year ended December 31, 2013, representing a milestone payment made as the result of the first patient dosing in the Phase 3 clinical trial of niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer, which occurred in July 2013.  During the year ended December 31, 2012, acquired in-process research and development expenses totaled $8.0 million, consisting of a $7.0 million up-front cash payment associated with the May 2012 acquisition of licensing rights for our niraparib program, and a $1.0 million milestone payment in November 2012 relating to our TSR-011 program.

Other Income (Expense), Net.  Other income for the years ended December 31, 2012 and 2013 consisted solely of interest income earned on cash and cash equivalents.

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

•                  an increase of $2.4 million associated with product development and IND enabling studies for TSR-011, which was acquired in March 2011;

•                  an increase of $0.7 million in product research and development activities for niraparib, which was acquired in May 2012; and

•                  an increase of $4.8 million primarily for salaries, benefits and other personnel costs to support the growth of our development activities.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2012 were $6.7 million compared to $3.2 million for the year ended December 31, 2011, an increase of $3.5 million.  The increase was due primarily to an increase of $1.8 million in salaries, benefits and other personnel related costs and $1.7 million in professional and consulting fees and other expenses to support corporate operational activities, including certain additional costs associated with public company operations.

Acquired In-Process Research and Development Expenses.  We had acquired in-process research and development expenses of $8.0 million for the year ended December 31, 2012, compared to $0.5 million for the year ended December 31, 2011.  The increase was due to the difference in up-front acquisition costs and milestone payments associated with our obtaining and maintaining licensing rights for different products during these time periods.  We paid $7.0 million in cash and recognized the entire amount as acquired in-process research and development expense to acquire the licensing rights to our niraparib program, and we paid a $1.0 million milestone to Amgen related to our TSR-011 program during the year ended December 31, 2012.  We paid $0.5 million, which was recognized as acquired in-process research and development expense, to acquire the licensing rights to our TSR-011 program in the year ended December 31, 2011.

Other Income (Expense), Net.  Other income, net, was $0.2 million for the year ended December 31, 2012, compared to other expense, net, of $(1.0) million for the year ended December 31, 2011, an increase of $1.2 million.  The increase was primarily due to the change in value of the Series A-2 Purchase Rights issued in connection with the issuance of 10,000,000 shares of Series A-1 convertible preferred stock on May 10, 2010.  The Company recorded the fair value of the Series A-2 Purchase Rights at the date of issuance of the Series A-1 convertible preferred stock and adjusted the carrying value of such rights to their estimated fair value at each reporting date as well as upon settlement.  On February 10, 2011, the holders of the Series A-2 Purchase Rights exercised such rights.  From January 1, 2011 to February 10, 2011, the estimated increase in fair value of the Series A-2 Purchase Rights resulted in other expense of $1.0 million.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue.  As of December 31, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $130.3 million.  Since our inception on March 26, 2010, we have funded our operations primarily through the private placement of our equity securities, our initial public offering, and follow-on common stock offerings.  On July 3, 2012, we completed our initial public offering through which we sold 6,000,000 shares of common stock at a price of $13.50 per share.  On July 23, 2012, the underwriters purchased an additional 430,183 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate net proceeds of approximately $78.0 million, which is net of underwriting discounts and commissions and offering expenses.  In March 2013, we sold 5,428,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-1, at a price of $18.00 per share, resulting in net proceeds of approximately $91.3 million, which is net of underwriting discounts and commissions and offering expenses.  In February 2014, we sold 3,200,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-3, at a price of $31.50 per share, resulting in net proceeds of approximately $94.1 million, which is net of underwriting discounts and commissions and offering expenses. In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, under which we are obligated to make an up-front, non-creditable and non-refundable cash payment of $17.0 million to AnaptysBio.

Prior to our initial public offering, we had received $120.4 million in net proceeds from the private placement of our convertible preferred stock.  This amount includes net proceeds of approximately $58.3 million that we received in March 2012 upon the issuance of 26,884,442 shares of our Series B convertible preferred stock to certain existing investors in connection with the Series B Preferred Stock Purchase Agreement.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Years Ended December 31,
	2011	2012	2013
Net cash provided by (used in):
Operating activities	$(14,141)	$(42,757)	$(84,888)
Investing activities	(698)	(7,965)	(2,340)
Financing activities	52,131	136,342	92,093
Increase in cash and cash equivalents	$37,292	$85,620	$4,865

Operating Activities.  The use of cash in all periods resulted primarily from our net losses, adjusted for non-cash charges and changes in operating assets and liabilities.  The significant increases in cash used in operating activities for the years ended December 31, 2013 and 2012 were primarily due to increases in research and development expenses as we continued to develop our product candidates.  These increases in research and development expenses were primarily caused by increases in external research and development costs and in headcount.

Amounts recorded in the consolidated statements of operations as “Acquired in-process research and development” are included in the consolidated statements of cash flows as adjustments to reconcile net loss to net cash used in operating activities because these amounts are charged to expense as incurred in the respective periods, but the cash payments relating to these expenses are classified as investing activities in the consolidated statements of cash flows, as described below.

Investing Activities.  Cash used in investing activities primarily consisted of the following amounts relating to the acquisition of product candidate licenses and milestone payments, all of which were recorded as acquired in-process research and development expense as incurred:

•                  for the year ended December 31, 2011, a $0.5 million up-front payment for the TSR-011 program license;

•                  for the year ended December 31, 2012, a $7.0 million up-front payment for the niraparib program license and a $1.0 million development milestone payment related to the TSR-011 program; and

•                  for the year ended December 31, 2013, a $1.9 million development milestone payment related to the niraparib program.

Cash used in investing activities for the years ended December 31, 2011, 2012 and 2013 also included the use of $0.1 million, $0.2 million, and $0.4 million, respectively, for purchases of property and equipment.

Financing Activities.  Cash provided by financing activities primarily consisted of the following amounts raised in issuances of equity instruments:

•                  for the year ended December 31, 2011, net cash proceeds of $10.0 million from the issuance of Series A-2 convertible preferred stock, and $42.1 million from the issuance of Series B convertible preferred stock;

•                  for the year ended December 31, 2012, net cash proceeds of $58.3 million from the issuance of Series B convertible preferred stock, and $78.0 million (net of underwriting discounts and commissions and offering expenses) from our initial public offering of common stock and the related partial exercise by the underwriters of the over-allotment option granted to them in connection with the initial public offering; and

•                  for the year ended December 31, 2013, net cash proceeds of $91.3 million (net of underwriting discounts and commissions and offering expenses) from a follow-on offering of common stock.

Cash provided by financing activities during the year ended December 31, 2013 also included $0.8 million in proceeds from exercises of stock options under our 2010 Stock Incentive Plan and 2012 Omnibus Incentive Plan, and issuances of common stock under our 2012 Employee Stock Purchase Plan.  No cash was provided by these equity plans during the year ended December 31, 2011, and cash provided by these equity plans during the year ended December 31, 2012 was not significant.

Operating Capital Requirements

We do not anticipate commercializing any of our product candidates within the next twelve months.  Further, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to primarily increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products.  We are subject to all of the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We believe that our existing cash and cash equivalents, including the proceeds from our February 2014 follow-on stock offering, will be sufficient to fund our projected operating requirements, including costs relating to our March 2014 collaboration and exclusive license agreement with AnaptysBio, through at least the next twelve months.  However, we expect to require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds to pursue our strategy of in-licensing or acquiring additional product candidates.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.  Raising additional funds through the issuance of debt or equity securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•                  the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license, including our Phase 3 clinical trials for rolapitant and niraparib;

•                  the clinical development plans we establish for TSR-011;

•                  the discovery, preclinical and clinical development plans that are or will be established for potential product candidates under our collaboration with AnaptysBio;

•                  the attainment of milestones and our obligations to make milestone payments, royalty payments, or both to OPKO, Merck, Amgen or AnaptysBio, or to any other future product candidate licensor, if any, under our in-licensing agreements;

•                  the number and characteristics of product candidates that we in-license and develop;

•                  the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential that the FDA or comparable foreign regulatory authorities may require that we perform more studies than those that we currently expect;

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

If we lack the capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$944	$755	$189	$—	$—
Purchase commitments	11,938	5,090	6,848	—	—
Totals	$12,882	$5,845	$7,037	$—	$—

Operating and Facility Lease Obligations

Operating lease obligations in the table above relate to an operating lease for an office facility.  We lease approximately 23,800 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The term of the lease commenced April 1, 2013 and continues through March 31, 2015.  In January 2014, we entered into an amendment of the lease agreement whereby beginning in March 2014, we expanded the total leased space in the facility to 53,200 square feet and extended the term of the lease through June 30, 2017.  The amended lease provides for additional rent expense of approximately $940,000 on an annualized basis.  In addition, the amended lease increased the security deposit to approximately $0.7 million and continues to require us to pay a proportionate share of certain of the landlord’s annual operating costs.

Purchase Commitments

Purchase commitments in the table above relate to agreements with certain vendors for the provision of services, including services related to data management and clinical operation support services, that we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors.  Under such agreements, we are contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement.  In the table above, we have included our estimated commitments under such agreements as of December 31, 2013, assuming we do not terminate these agreements.  The actual amounts we pay in the future to the vendors under such agreements may be less than the amounts shown in the table above.

As of December 31, 2013, we had several ongoing clinical studies in various clinical trial stages.  Our most significant clinical trial expenditures are made to clinical research organizations, or CROs.  As a result of cancellation rights included in our contractual agreements with our CROs (other than those described in the preceding paragraph), we have not included any amounts related to our CRO contracts in the contractual obligations table above.

Product Licenses

In addition to the amounts set forth in the table above, we have certain obligations under licensing agreements with third parties that are contingent upon achieving various development, regulatory and commercial milestones.  Pursuant to our license agreement with OPKO for the development and commercialization of rolapitant, we are required to make milestone payments to OPKO of up to an aggregate of $30.0 million if certain regulatory approvals and initial commercial sales milestones are achieved.  Further, we are required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  Pursuant to our license agreement with Merck for the development and commercialization of niraparib, we have made one milestone payment of $1.9 million to date, and we are required to make total milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  Pursuant to our license agreement with Amgen for the development and commercialization of TSR-011, we have made one milestone payment of $1.0 million to date, and we are required to make total milestone payments to Amgen of up to an aggregate of $138.0 million if specified clinical development, regulatory, initial commercialization and annual net product sales milestones are achieved. Pursuant to our March 2014 collaboration and exclusive license agreement with AnaptysBio, we are obligated to make an up-front, non-creditable and non-refundable cash payment of $17.0 million to AnaptysBio.  We are also required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of our three development programs, we will also be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.  Finally, pursuant to the terms of each of these license agreements, when and if commercial sales of a product commence, we will pay royalties to our licensors on net sales of the respective products.

Technology Licenses

In October 2012, we entered into two license agreements with AstraZeneca UK Limited, under which we made aggregate upfront payments of $0.4 million.  These agreements provide us with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, we may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.  We have not included any amounts related to these agreements in the table above.  We made milestone payments related to these agreements totaling $0.2 million to AstraZeneca during the year ended December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-05, which requires a parent company to release any related cumulative translation adjustment into net income only if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  This guidance is effective prospectively for fiscal years beginning after December 15, 2013.  Early adoption and retrospective application are permitted.  We expect to adopt this guidance effective January 1, 2014 and do not expect this adoption to have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist.  This guidance is effective prospectively for fiscal years beginning after December 15, 2013.  Early adoption and retrospective application are permitted.  We expect to adopt this guidance effective January 1, 2014 and do not expect this adoption to have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates.  As of December 31, 2012 and December 31, 2013, we had cash and cash equivalents of $125.4 million and $130.3 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and may fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TESARO, Inc.

(A Development Stage Company)

Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of December 31, 2012 and 2013	84
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2011, 2012 and 2013, and the Period from March 26, 2010 (Inception) to December 31, 2013	85
Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Period from March 26, 2010 (Inception) to December 31, 2010, and for the Years Ended December 31, 2011, 2012 and 2013	86
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2012 and 2013, and the Period from March 26, 2010 (Inception) to December 31, 2013	87
Notes to Consolidated Financial Statements	88

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TESARO, Inc.

We have audited the accompanying consolidated balance sheets of TESARO, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013, and for the period from March 26, 2010 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESARO, Inc. as of December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, and for the period from March 26, 2010 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 14, 2014

TESARO, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(all amounts in 000’s, except for share and per share data)

	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$125,445	$130,310
Other current assets	1,175	4,029
Total current assets	126,620	134,339

Property and equipment, net	219	440
Other assets	541	799
Total assets	$127,380	$135,578

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,170	$1,869
Accrued expenses	8,545	10,541
Other current liabilities	3	13
Total current liabilities	11,718	12,423

Other non-current liabilities	—	3

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2012 and December 31, 2013; no shares issued or outstanding at both December 31, 2012 and December 31, 2013	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2012 and December 31, 2013; 27,136,329 and 32,739,008 shares issued and outstanding at December 31, 2012 and December 31, 2013, respectively	3	3
Additional paid-in capital	202,795	302,647
Deficit accumulated during the development stage	(87,136)	(179,498)
Total stockholders’ equity	115,662	123,152
Total liabilities and stockholders’ equity	$127,380	$135,578

See accompanying notes to consolidated financial statements.

TESARO, Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

				The Period from
				March 26, 2010
	Years Ended December 31,			(Inception) to
	2011	2012	2013	December 31, 2013
Expenses:
Research and development	$11,768	$47,200	$75,725	$134,739
General and administrative	3,158	6,715	14,780	26,321
Acquired in-process research and development	500	8,000	1,940	17,070
Total expenses	15,426	61,915	92,445	178,130
Loss from operations	(15,426)	(61,915)	(92,445)	(178,130)
Interest income	38	152	83	293
Other income (expense), net	(1,010)	—	—	(1,661)
Net loss	$(16,398)	$(61,763)	$(92,362)	$(179,498)

Net loss per share applicable to common stockholders - basic and diluted	$(31.90)	$(4.51)	$(2.93)	$(14.70)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	514	13,696	31,559	12,211

Comprehensive loss	$(16,398)	$(61,763)	$(92,362)	$(179,498)

See accompanying notes to consolidated financial statements.

TESARO, Inc.

(A Development Stage Company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(all amounts in 000’s, except share and per share data)

						Deficit
						Accumulated
					Additional	During the	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit) Equity
Balance at March 26, 2010 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders	—	—	1,071,426	—	—	—	—
Issuance of Series A-1 convertible preferred stock; $1.00 per share, net of offering costs of $74 and investor rights obligation	10,000,000	7,758	—	—	—	—	—
Issuance of Series O convertible preferred stock	1,500,000	630	—	—	—	—	—
Net loss	—	—	—	—	—	(8,975)	(8,975)
Balance at December 31, 2010	11,500,000	$8,388	1,071,426	$—	$—	$(8,975)	$(8,975)

Issuance of Series A-2 convertible preferred stock; $1.00 per share, net of offering costs of $17 and investor rights obligation	10,000,000	13,812	—	—	—	—	—
Issuance of Series B convertible preferred stock; $2.175 per share, net of offering costs of $378	19,552,319	42,148	—	—	—	—	—
Issuance of restricted common stock	—	—	188,570	—	—	—	—
Stock-based compensation expense	—	—	—	—	305	—	305
Net loss	—	—	—	—	—	(16,398)	(16,398)
Balance at December 31, 2011	41,052,319	$64,348	1,259,996	$—	$305	$(25,373)	$(25,068)

Issuance of Series B convertible preferred stock; $2.175 per share, net of offering costs of $110	26,884,442	58,349	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(67,936,761)	(122,697)	19,410,490	2	122,695	—	122,697
Issuance of common stock, net of issuance costs of $8,847	—	—	6,430,183	1	77,959	—	77,960
Issuance of common stock resulting from exercise of stock options	—	—	19,016	—	33	—	33
Issuance of common stock as payment of Board of Directors fees in lieu of cash	—	—	16,644	—	253	—	253
Stock-based compensation expense	—	—	—	—	1,550	—	1,550
Net loss	—	—	—	—	—	(61,763)	(61,763)
Balance at December 31, 2012	—	$—	27,136,329	$3	$202,795	$(87,136)	$115,662

Issuance of common stock, net of issuance costs of $6,392	—	—	5,428,000	—	91,312	—	91,312
Issuance of common stock resulting from exercise of stock options	—	—	162,480	—	634	—	634
Issuance of common stock resulting from Employee Stock Purchase Plan	—	—	7,831	—	147	—	147
Issuance of common stock as payment of Board of Directors fees in lieu of cash	—	—	4,368	—	253	—	253
Stock-based compensation expense	—	—	—	—	7,506	—	7,506
Net loss	—	—	—	—	—	(92,362)	(92,362)
Balance at December 31, 2013	—	$—	32,739,008	$3	$302,647	$(179,498)	$123,152

See accompanying notes to consolidated financial statements.

TESARO, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(all amounts in 000’s)

				The Period from
				March 26, 2010
	Years Ended December 31,			(Inception) to
	2011	2012	2013	December 31, 2013
Operating activities
Net loss	$(16,398)	$(61,763)	$(92,362)	$(179,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	500	8,000	1,940	17,070
Depreciation expense	35	64	179	285
Increase in fair value of investor rights obligation	1,010	—	—	1,661
Stock-based compensation expense	305	1,803	7,759	9,867
Changes in operating assets and liabilities:
Other assets	(2,709)	1,020	(3,112)	(4,828)
Accounts payable	496	2,565	(1,301)	1,869
Accrued expenses	2,612	5,565	1,996	10,541
Other liabilities	8	(11)	13	16
Net cash used in operating activities	(14,141)	(42,757)	(84,888)	(143,017)

Investing activities
Acquisition of product candidate licenses and milestone payments	(500)	(8,000)	(1,940)	(16,440)
Change in restricted cash	(100)	200	—	—
Purchase of property and equipment	(98)	(165)	(400)	(725)
Net cash used in investing activities	(698)	(7,965)	(2,340)	(17,165)

Financing activities
Proceeds from sale of common stock, net of issuance costs	—	77,960	91,312	169,272
Proceeds from exercise of stock options	—	33	634	667
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	147	147
Proceeds from sale of convertible preferred and common stock and related investor rights, net of issuance costs	52,131	58,349	—	120,406
Net cash provided by financing activities	52,131	136,342	92,093	290,492

Increase in cash and cash equivalents	37,292	85,620	4,865	130,310
Cash and cash equivalents at beginning of period	2,533	39,825	125,445	—
Cash and cash equivalents at end of period	$39,825	$125,445	$130,310	$130,310

Non-cash investing and financing activities
Issuance of Series O convertible preferred stock	$—	$—	$—	$630
Settlement of investor rights obligation	$3,829	$—	$—	$3,829
Conversion of convertible preferred stock to common stock	$—	$122,697	$—	$122,697

See accompanying notes to consolidated financial statements.

 TESARO, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

TESARO, Inc. (the “Company” or “TESARO”) is a development stage company that was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  TESARO is headquartered in Waltham, Massachusetts.

TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses and develops oncology product candidates and, if approved for marketing, intends to commercialize these products globally.  Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of these product candidates, developing intellectual property, recruiting personnel and raising capital.  The Company intends to in-license or acquire additional product candidates across various stages of development.  The Company currently operates in one segment.  The Company has never earned revenue from these activities and, accordingly, the Company is considered to be in the development stage as of December 31, 2013.  The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its product candidates and further its in-licensing and acquisition activities.

The Company currently has one business activity, which is the identification, acquisition, development and commercialization of oncology therapeutics and supportive care product candidates, and has a single reporting and operating unit structure.

Public Offerings of Common Stock

On June 28, 2012, the Company completed its initial public offering whereby it sold 6,000,000 shares of common stock at a price of $13.50 per share.  The shares began trading on the NASDAQ Global Select Market on June 29, 2012, and the transaction closed on July 3, 2012.  Immediately prior to the closing of the offering, all outstanding shares of convertible preferred stock converted into 19,410,490 shares of common stock.  On July 23, 2012, the underwriters purchased an additional 430,183 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, the Company received aggregate net proceeds of approximately $78.0 million, which is net of underwriting discounts and commissions and offering expenses.

In connection with the completion of its initial public offering, on July 3, 2012, the Company filed an amended and restated certificate of incorporation, which, among other things, changed the number of authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares, both with a par value of $0.0001 per share.

In March 2013, the Company sold 5,428,000 shares of common stock in an underwritten public offering pursuant to a registration statement on Form S-1, at a price of $18.00 per share, resulting in net proceeds of approximately $91.3 million, which is net of underwriting discounts and commissions and offering expenses.  In February 2014, the Company sold 3,200,000 shares of common stock in an underwritten public offering pursuant to an automatic shelf registration statement on Form S-3, at a price of $31.50 per share, resulting in net proceeds of approximately $94.1 million, which is net of underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  In February 2014, the Company sold 3,200,000 shares of common stock, $0.0001 par value per share, in an underwritten public offering at a price to the public of $31.50 per share, resulting in gross proceeds of approximately $100.8 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $94.1 million. The shares were issued pursuant to an automatic registration statement on Form S-3.  The Company expects that its existing cash and cash equivalents as of December 31, 2013, plus the net proceeds of its February 2014 offering, will be sufficient to fund its current operating plan through at least January 1, 2015.

Reverse Stock Split

On June 19, 2012, the Company effected a 1 for 3.50 reverse stock split of its common stock.  The Company’s historical share and per share information has been retroactively adjusted to give effect to this reverse stock split.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries: TESARO UK Limited, TESARO Securities Corporation and TESARO Development, Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to accrued clinical trial expenses and stock-based compensation expense.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents.  The Company maintains its cash and cash equivalent balances primarily in the form of money market fund accounts with financial institutions that management believes are creditworthy.  The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.  The Company has no financial instruments with off-balance-sheet risk of loss.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents.  Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in certificate of deposits, commercial paper and U.S. government and U.S. government agency obligations.  Cash equivalents are reported at fair value.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values.  The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs.  The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of investment credit quality.  The hierarchy defines three levels of valuation inputs:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities
Level 2 inputs	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3 inputs	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2012 and 2013 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2012
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$123,888	$123,888	$—	$—
Total assets		$123,888	$123,888	$—	$—

		December 31, 2013
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$128,801	$128,801	$—	$—
Total assets		$128,801	$128,801	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the economic life of the asset or the remaining lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. The following estimated useful lives were used to depreciate the Company’s assets:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of the useful life or the remaining lease term

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable.  Recoverability is measured by comparison of an asset’s book value to the estimated undiscounted future net cash flows that the asset is expected to generate.  If the estimated future undiscounted net cash flows are less than the book value, the asset is considered to be impaired, and the impairment loss to be recognized in income is measured as the amount by which the book value of the asset exceeds its fair value, which is measured based on the estimated discounted future net cash flows that the asset is expected to generate.  No impairment losses have been recorded through December 31, 2013.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•                  license fees and milestone payments related to the acquisition of in-licensed products, which are reported on the statements of operations as acquired in-process research and development;

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

•                  the cost of acquiring, developing and manufacturing active pharmaceutical ingredients, clinical trial materials and other research and development materials;

•                  facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•                  costs associated with preclinical activities and regulatory operations.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred.  Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated balance sheets as prepaid or accrued research and development expenses.

Acquired In-Process Research and Development Expense

The Company has acquired the rights to develop and commercialize new product candidates.  The up-front payments to acquire a new drug compound, as well as milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound does not also include processes or activities that would constitute a “business”, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.  Royalties owed on future sales of the products licensed pursuant to the agreements are expensed in the period the related revenues are recognized.

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

Stock-Based Compensation Expense

Stock-based compensation is recognized as expense for all stock-based awards based on estimated fair values.  The Company determines the fair values of equity-based awards at the grant date using the Black-Scholes option pricing model.  The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.  The cumulative effect of any changes to the estimated forfeiture rates are accounted for as an adjustment to expense in the period of the change.

Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s potentially dilutive shares, which include convertible preferred stock (for the periods in which it was outstanding), outstanding stock options and unvested restricted stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

				The Period from
				March 26, 2010
	Years Ended December 31,			(Inception) to
	2011	2012	2013	December 31, 2013
Convertible preferred stock	11,729	—	—	—
Outstanding stock options	894	2,134	2,853	2,853
Unvested restricted stock	641	349	102	102
	13,264	2,483	2,955	2,955

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-11, which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist.  This guidance is effective prospectively for fiscal years beginning after December 15, 2013.  Early adoption and retrospective application are permitted.  The Company expects to adopt this guidance effective January 1, 2014 and does not expect this adoption to have a material effect on its consolidated financial statements.

3. Property and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	December 31,
	2012	2013
Furniture and fixtures	$31	$244
Computer equipment and software	266	404
Leasehold improvements	18	67
	315	715
Less accumulated depreciation and amortization	(96)	(275)
Total property and equipment, net	$219	$440

Total depreciation expense amounted to $35,000, $64,000 and $179,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

4. Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	December 31,
	2012	2013
Research and development	$6,635	$7,422
Salaries, bonuses and other compensation	1,316	2,462
Professional services	282	389
Other accrued expenses	312	268
Total accrued expenses	$8,545	$10,541

5. Convertible Preferred Stock and Stockholders’ Equity

As of December 31, 2013, the authorized capital stock of the Company consisted of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock, both with a par value of $0.0001, of which no shares of preferred stock were issued or outstanding and 32,739,008 shares of common stock were issued and outstanding.

Convertible Preferred Stock

The Company issued the Series O Junior convertible preferred stock, or Junior Preferred Stock, on December 10, 2010 in connection with the in-licensing of rolapitant (see Note 10, License Agreements).

In June 2011, the Company entered into the Series B Preferred Stock Purchase Agreement with various investors, as amended in July 2011 and March 2012, or the Series B Purchase Agreement.  The Series B Purchase Agreement provided for the issuance of up to $101 million of Series B convertible preferred stock, subject to various terms and conditions.  On June 6, 2011 and July 7, 2011, the Company sold 18,390,796 shares and 1,161,523 shares, respectively, of Series B convertible preferred stock pursuant to the Series B Purchase Agreement at a price of $2.175 per share, resulting in aggregate net proceeds to the Company of $42.1 million.  Subject to the terms of the Series B Purchase Agreement, the Company was required to sell, and certain existing investors were required to purchase, up to an additional $58.5 million of Series B convertible preferred stock upon the occurrence of, or in connection with, certain milestone events.  Pursuant to the March 2012 amendment to the Series B Purchase Agreement, the Company and the existing investors agreed to accelerate the purchase and sale of the remaining shares of Series B convertible preferred stock available for issuance under the Series B Purchase Agreement, notwithstanding the original milestones.  On March 21, 2012, the Company sold an additional 26,884,442 shares of Series B convertible preferred stock to existing investors pursuant to the Series B Purchase Agreement at a price of $2.175 per share, resulting in net proceeds to the Company of approximately $58.3 million.  The Company evaluated the terms of the Series B convertible preferred stock and concluded that an investor’s right to acquire additional shares of Series B convertible preferred stock was not legally detachable and therefore was embedded and not required to be separated from Series B convertible preferred stock.

The Company accounts for potentially beneficial conversion features in accordance with Accounting Standards Codification, or ASC, 470-20, Debt with Conversion and Other Options.  At the time of each of the issuances of convertible preferred stock, the common stock into which the Series A and B convertible preferred stock is convertible had a fair value less than the effective conversion price of the convertible preferred stock and, as such, there was no intrinsic value on the respective commitment dates.

On July 3, 2012, immediately prior to the closing of the Company’s initial public offering, all 67,936,761 shares outstanding of all series of the Company’s convertible preferred stock were converted into 19,410,490 shares of its common stock.  As of December 31, 2013, the Company did not have any convertible preferred stock authorized, issued or outstanding.

Preferred Stock

The Company’s certificate of incorporation authorizes its board of directors to issue preferred stock from time to time in one or more series.  The rights, preferences, restrictions, qualifications and limitations of such stock are determined by the board of directors.

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

In February 2014, the Company sold 3,200,000 shares of common stock, $0.0001 par value per share, in an underwritten public offering at a price to the public of $31.50 per share, resulting in gross proceeds of approximately $100.8 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $94.1 million. The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.  Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors.

6. Stock-Based Compensation

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

				The Period from
				March 26, 2010
	Years Ended December 31,			(Inception) to
	2011	2012	2013	December 31, 2013
Research and development	$46	$544	$2,034	$2,624
General and administrative	259	1,259	5,725	7,243
Total stock-based compensation expense	$305	$1,803	$7,759	$9,867

The Company maintains several equity compensation plans, including the TESARO, Inc. 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, the 2010 Stock Incentive Plan, or the 2010 Incentive Plan, and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP.  Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.  To date, options granted to employees by the Company vest twenty-five percent (25%) one year from the vesting start date and seventy-five percent (75%) in equal installments over the subsequent thirty-six (36) months (subject to acceleration of vesting in the event of certain change of control transactions) and are exercisable from the date of grant for a period of ten years.

2012 Omnibus Incentive Plan

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (which is an additional 6,857 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Incentive Plan which terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  Each year starting with 2014, the number of shares available for grants of awards under the 2012 Incentive Plan will be increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors.  Effective January 1, 2014, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 1,309,560 shares.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of each option has been equal to the closing price of a share of our common stock on the grant date or the fair value as determined by the board of directors on the grant date.  As of December 31, 2013, a total of 1,291,604 stock options and 21,012 common stock awards have been granted, 12,468 options have been exercised, and 25,756 options have been cancelled under the 2012 Incentive Plan.

2010 Stock Incentive Plan

In connection with the Company’s formation, the Company adopted the TESARO, Inc. 2010 Incentive Plan, under which it was authorized to grant stock-based awards to purchase up to 357 shares of common stock to eligible employees, officers, directors and consultants.  On May 10, 2010, in connection with the Company’s sale of Series A-1 convertible preferred stock, each such share was reclassified for 1,000 shares of common stock, or an aggregate of 357,142 shares available under the 2010 Incentive Plan.  On June 6, 2011, in connection with the Company’s sale of Series B convertible preferred stock, the 2010 Incentive Plan was amended to increase the aggregate number of shares of common stock available to be issued under the 2010 Incentive Plan to 1,981,130 shares of common stock.  As of April 27, 2012, the Company ceased making awards under the 2010 Incentive Plan and the remaining 6,857 shares available for future grants were added to the total number of shares reserved for issuance under the 2012 Incentive Plan.  For options granted under the 2010 Incentive Plan, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant.  As of December 31, 2013, a total of 1,785,703 stock options and 188,570 restricted stock awards have been granted, 169,028 options have been exercised, and 17,262 options have been cancelled under the 2010 Incentive Plan.

Restricted Common Stock

In connection with the Company’s formation, the founders purchased an aggregate of 1,071 shares of common stock at a nominal per share purchase price.  On May 10, 2010, in connection with the Company’s sale of Series A-1 convertible preferred stock, each such share was reclassified into 1,000 shares of common stock, or an aggregate of 1,071,426 shares of common stock, or the Founder Common.  The shares of Founder Common were issued subject to restricted stock agreements between the Company and each founder.  Under these agreements, the Founder Common shares vest as follows: twenty-five percent (25%) of such stock vested effective as of March 26, 2010, and seventy-five percent (75%) of such stock vests in equal installments over the subsequent forty-eight (48) months (subject to acceleration of vesting in the event of certain terminations of employment and in connection with certain change of control transactions).

On February 7, 2011, the Company granted to the founders and one employee an aggregate of 188,570 shares of common stock as compensation for services provided, or the 2011 Awards.  The 2011 Awards are subject to the 2010 Incentive Plan and various restrictions pursuant to restricted stock agreements between the Company and each recipient, including restrictions on transfer and a Company right of repurchase.  Under these agreements, the 2011 Awards vest as follows: twenty-five percent (25%) of such stock vests effective as of January 6, 2012, and seventy-five percent (75%) of such stock vests in equal installments over the subsequent thirty-six (36) months (subject to acceleration of vesting in the event of certain change of control transactions).

The Company records stock-based compensation expense for common stock subject to repurchase, or restricted common stock grants, based on the grant date intrinsic value for employees.  The Company recorded stock-based compensation expense of $24,000, $24,000 and $669,000, respectively, for the years ended December 31, 2011, 2012 and 2013 associated with restricted common stock grants.  The total for the year ended December 31, 2013 includes $646,000 related to accounting for awards held by a non-employee consultant.

The following table presents a summary of the Company’s restricted stock activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock at December 31, 2012	349,334	$0.15
Granted	1,114	46.22
Vested	(248,036)	0.10
Forfeited	—	—
Unvested restricted stock at December 31, 2013	102,412	$0.76

The weighted-average grant date fair values of restricted stock granted during the years ended December 31, 2011 and 2013 were $0.53 and $46.22 per share, respectively.  There were no grants of restricted stock during the year ended December 31, 2012.  The total grant date fair value of restricted stock that vested during the years ended December 31, 2011, 2012 and 2013 was $0, $47,000, and $25,000, respectively.  At December 31, 2013, there was $95,000 of total unrecognized compensation cost related to unvested restricted stock, which the Company expects to recognize over a remaining weighted-average period of 0.4 years.

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	2,134,185	$5.52
Granted	916,250	28.13
Exercised	(162,480)	3.90
Cancelled	(35,162)	13.85
Outstanding at December 31, 2013	2,852,793	$12.77	8.4	$46,708

Vested at December 31, 2013	863,713	$4.73	7.9	$20,305
Vested and expected to vest at December 31, 2013 (a)	2,852,793	$12.77	8.4	$46,708

(a)         This represents the number of vested options as of December 31, 2013, plus the number of unvested options expected to vest as of December 31, 2013, based on the unvested options at December 31, 2013, adjusted for the estimated forfeiture rate of 0%.

The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2012	2013
Dividend yield	—	—	—
Volatility	67% - 68%	66% - 71%	73% - 78%
Risk-free interest rate	1.07% - 2.03%	0.89% - 1.56%	1.07% - 2.05%
Expected term (years)	6.25	6.25	5.50 - 6.25

The Company uses the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees.  The expected term is applied to all stock option grants as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.  The computation of expected volatility is based on the historical volatility of a representative group of public biotechnology and life sciences companies with similar characteristics to the Company, including early stage of product development and therapeutic focus.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.  Management assesses expected forfeitures based on the experience of the Company coupled with comparison to data from the representative group of company peers and recognizes compensation costs only for those equity awards expected to vest.

The Company recorded stock-based compensation expense associated with employee stock options of $281,000, $1,526,000, and $6,770,000 for the years ended December 31, 2011, 2012 and 2013, respectively.  The total for the year ended December 31, 2013 includes $1,132,000 related to accounting for awards held by a non-employee consultant.  The weighted-average grant date fair values of options granted in the years ended December 31, 2011, 2012 and 2013 were $2.63, $5.29 and $18.48 per share, respectively.  The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $0, $0.2 million, and $4.8 million, respectively.  The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock on the exercise date exceeds the exercise price of the stock option.

At December 31, 2013, there was $17.0 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

In October 2012 and June 2013, and as provided for under the 2012 Incentive Plan, the Company issued 16,644 and 4,368 shares of common stock, respectively, with aggregate values of $0.3 million for both periods, to certain non-employee board members who elected to receive shares of common stock in lieu of cash, as payment of fees owed them for services as members of the Company’s board of directors.

During the three months ended September 30, 2013, the Company’s former Executive Vice President, Chief Financial Officer, Treasurer and Secretary, or the former CFO, resigned from his employment with the Company effective August 31, 2013 and transitioned to serving the Company as a non-employee consultant.  In accordance with the terms of the 2012 Incentive Plan and the 2010 Incentive Plan, stock awards previously granted to the former CFO under these plans will continue to vest through March 31, 2014 (the term of the Consulting Agreement).  As a result, beginning in September 2013, the Company accounts for unvested stock awards previously granted to the former CFO as non-employee awards.  The Company records stock-based compensation expense based on the fair values of awards as measured on their vesting dates, and the fair values of any unvested awards are remeasured at each financial reporting date until they vest, with any increases or decreases in fair value recorded as stock-based compensation expense.  Fair values of stock options are determined on each measurement date using the Black-Scholes option pricing model, and fair values of restricted stock awards are equal to the fair market value of the Company’s common stock on the measurement date.  During the year ended December 31, 2013, the Company recorded incremental stock-based compensation expense of $1.8 million associated with these awards, as the result of the change in status of the former CFO.

Employee Stock Purchase Plan

On June 6, 2012, the board of directors adopted the 2012 ESPP, and the stockholders approved it on June 18, 2012, to be effective in connection with the closing of the Company’s initial public offering.  A total of 275,000 shares of common stock were originally approved for future issuance under the 2012 ESPP pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of December 31, 2013, 267,169 shares remained available for issuance.  The 2012 ESPP provides for consecutive six-month offering periods, during which participating employees may elect to have a portion of their compensation withheld and used for the purchase of common stock at the end of each offering period.  The purchase price is equal to 85% of the lower of the fair market value of a share of common stock on the first trading date of each offering period or the fair market value of a share of common stock on the last trading day of the offering period, and is limited by participant to $25,000 in fair value of common stock per year.  The 2012 ESPP will terminate on June 6, 2022, the tenth anniversary of the date of initial adoption of the plan.  For the year ended December 31, 2013, the Company issued a total of 7,831 shares of common stock under the 2012 ESPP and recognized $67,000 in related stock-based compensation expense.

Due to its operating losses in all periods to date, the Company has not recorded any tax benefits associated with stock-based compensation expense and option exercises.  Tax benefits will be recorded when realized.

7. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or ASC 740.  Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the years ended December 31, 2011, 2012 and 2013, the Company did not record any current or deferred income tax provisions or benefits.

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $152.2 million and state net operating loss carryforwards of $151.3 million, which are available to reduce future taxable income.  The Company also had federal research and development tax credit carryforwards of $3.1 million, which may be used to offset future tax liabilities.  The net operating loss, or NOL, and tax credit carryforwards will expire at various dates through 2033.  The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or the IRS, and state tax authorities.  These carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions.  This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.  The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change.  Subsequent ownership changes may further affect the limitation in future years.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.  As of December 31, 2013, the Company has recorded $0.5 million of gross unrecognized tax benefits related to research and development credits which, if recognized, would be offset by an adjustment to the valuation allowance.  Thus, there would be no impact to the consolidated balance sheet or consolidated statement of operations if the benefit was recognized.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense.  Due to its historical net loss position, the Company has not recognized any interest or penalties related to unrecognized tax benefits.

The statute of limitations for assessment by the IRS and state tax authorities remains open for all tax years.  The Company files a United States federal income tax return and a Commonwealth of Massachusetts state income tax return.  There are currently no federal or state audits in process.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011.  ATRA extended the research credit for two years to December 31, 2013.  The extension of the research credit was retroactive and included amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, the Company recorded a deferred tax asset before valuation allowance of $0.9 million for qualifying amounts incurred in 2012.  The deferred tax asset and corresponding valuation allowance were recorded in the period of enactment, which was the first quarter of 2013.  During the year ended December 31, 2013, the Company recorded an additional deferred tax asset and corresponding valuation allowance of $1.5 million for qualifying amounts incurred in 2013.

The following table presents the principal components of the Company’s deferred tax assets (in thousands):

	December 31,
	2012	2013
Deferred tax assets:
Federal net operating loss carryforwards	$23,634	$50,265
State net operating loss carryforwards	3,644	7,762
Depreciation and amortization	5,428	5,793
Tax credit carryforwards	443	2,984
Stock-based compensation	357	2,248
Other	99	779
Total deferred tax assets	33,605	69,831
Less: valuation allowance	(33,605)	(69,831)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its deferred tax assets at both December 31, 2012 and 2013, because management has determined that is it more likely than not that these assets will not be realized.  The increase in the valuation allowance in 2013 was related to the net loss incurred by the Company.

As of December 31, 2013, the Company had federal and state net operating losses of approximately $4.4 million related to excess tax deductions that have been excluded from the table above.  The benefit of these net operating losses will be recognized as an increase in additional paid-in capital when it results in a reduction in taxable income.

The following table presents a reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated financial statements:

	Years Ended December 31,
	2011	2012	2013
Federal income tax (benefit)/expense at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefit	(4.8)	(5.4)	(5.1)
Permanent items	2.6	0.4	0.8
Foreign rate differential	0.0	0.0	1.6
Federal research and development credit	(1.8)	0.0	(2.5)
Change in valuation allowance	38.0	39.0	39.2
Effective income tax rate	0.0%	0.0%	0.0%

8. Employee Benefit Plan

In 2010, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code, for its U.S. employees.  The plan allows eligible employees to defer, at the employee’s discretion, pre-tax or post-tax compensation up to the IRS annual limits.  Company contributions may be made at the discretion of the board of directors.

Effective as of January 1, 2012, the Company amended its 401(k) plan to provide for employer matching contributions equal to (1) 100% of employee deferral contributions up to a deferral rate of 3% of compensation, plus (2) 50% of employee deferral contributions up to a deferral rate of an additional 2% of compensation.  During the years ended December 31, 2012 and 2013, the Company made aggregate matching contributions of $137,000 and $277,000, respectively.

9. Commitments and Contingencies

The Company leases approximately 23,800 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The term of the lease commenced April 1, 2013 and continues through March 31, 2015.  The lease agreement provides for one month of free rent with respect to a portion of the leased premises.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods.  The following table presents future minimum rental commitments, by fiscal year and in the aggregate, as of December 31, 2013 (in thousands):

Operating
Leases
2014	$755
2015	189
2016	—
Thereafter	—
Total minimum lease payments	$944

The Company recorded $77,000, $166,000 and $647,000 in rent expense for the years ended December 31, 2011, 2012 and 2013, respectively.

In January 2014, the Company entered into an amendment of its lease agreement whereby beginning in March 2014, it expanded the total leased space in the facility to 53,200 square feet and extended the term of the lease through June 30, 2017.  The amended lease provides for additional rent expense of approximately $940,000 on an annualized basis.  In addition, the amended lease increased the security deposit to approximately $0.7 million and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs.

The Company has entered into agreements with certain vendors for the provision of services, including services related to data management clinical operation support services, that the Company is not contractually able to terminate for convenience and avoid any and all future obligations to the vendors.  Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused.  The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

10. License Agreements

Rolapitant In-License

In December 2010, the Company entered into a license agreement with OPKO Health, Inc., or OPKO, to obtain an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which the Company has the same rights and obligations as rolapitant, but which the Company is not currently advancing.  Under the OPKO license the Company is obligated to use commercially reasonable efforts to conduct all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.  Under the terms of the OPKO license, the Company paid OPKO $6.0 million upon signing the agreement and issued 1,500,000 shares of its Junior Preferred Stock.  At the time of the license transaction, the fair value of Junior Preferred Stock was determined to be $630,000.  The Company is also required to make development milestone payments to OPKO of up to an aggregate of $30.0 million if specified regulatory and initial commercial sales milestones are achieved.  In addition, the Company is required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  If commercial sales of rolapitant commence, the Company is required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which the Company expects will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  If the Company elects to develop and commercialize rolapitant in Japan through a third-party licensee the Company will share equally with OPKO all amounts received by it in connection with such activities under the Company’s agreement with such third party, subject to certain exceptions and deductions.  OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States.  The Company is responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.  There were no ongoing clinical trials for rolapitant at the time of its acquisition.  As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As no processes or activities that would constitute a “business” were acquired along with the license, the transaction was accounted for as an asset acquisition by recording the entire purchase price as acquired in-process research and development expense of $6.6 million.  As of December 31, 2013, the Company has not made any additional milestone payments under this license agreement.

TSR-011 In-License

In March 2011, the Company entered into a license agreement with Amgen, Inc., or Amgen, under which it received an exclusive, royalty bearing, sublicensable worldwide license under certain of Amgen’s patent rights to research, develop, manufacture, market and sell licensed ALK inhibitor compounds, including TSR-011.  The Company is also responsible for using commercially reasonable efforts to conduct all preclinical, clinical, regulatory and other activities necessary to develop and commercialize an ALK product.  In the event that the Company wishes to sublicense any of the development and commercialization rights to any third party, it is required to grant to Amgen a right of first negotiation with respect to the rights it proposes to sublicense.  Under the terms of the license agreement, in 2011 the Company made an up-front payment to Amgen of $0.5 million.  In November 2012, in connection with the initiation of its Phase 1/2a clinical trial for TSR-011, the Company made a milestone payment to Amgen of $1.0 million.  The Company is required to make total milestone payments to Amgen of up to an aggregate of $138.0 million if specified clinical development, regulatory, initial commercialization and annual net product sales milestones are achieved.  If commercial sales of a product commence, the Company will pay Amgen royalties at percentage rates ranging from the mid-single digits to slightly above the single digits based on cumulative worldwide net sales.  At the time of the license transaction, TSR-011 was a preclinical compound.  As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As no processes or activities that would constitute a “business” were acquired along with the license, the transaction was accounted for as an asset acquisition and the entire purchase price of $0.5 million was recorded as acquired in-process research and development expense.  Milestone payments are also recorded as acquired in-process research and development and expensed as achieved.

Niraparib In-License

In May 2012, the Company entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, under which the Company obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans.  The Company is not currently advancing MK-2512.  Under the Merck license, the Company is obligated to use diligent efforts to develop and commercialize a licensed product.  Under the terms of the license agreement, the Company was required to make an up-front payment to Merck of $7.0 million in June 2012.  The Company is also required to make milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  If commercial sales of niraparib commence, the Company will pay Merck tiered royalties at a percentage rate in the low teens based on worldwide annual net sales.  As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As no processes or activities that would constitute a “business” were acquired along with the license, the transaction has been accounted for as an asset acquisition and the entire purchase price of $7.0 million has been recorded as acquired in-process research and development expense.  As of December 31, 2013, the Company has made one milestone payment under this license agreement, in the amount of approximately $1.9 million, which became due upon dosing of the first patient in the Phase 3 ovarian cancer clinical trial in July 2013.

Technology Licenses

In October 2012, the Company entered into two license agreements with AstraZeneca UK Limited, having aggregate upfront payments of $0.4 million.  These agreements provide the Company with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, the Company may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.  The Company made milestone payments totaling $0.2 million to AstraZeneca during the year ended December 31, 2013.

11. Consolidated Quarterly Financial Data - Unaudited

The following table presents unaudited consolidated quarterly financial data for the years ended December 31, 2012 and 2013 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	Sept. 30,		Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2012	2012	2012		2012	2013	2013	2013	2013
Expenses:
Research and development	$8,150	$11,532	$11,876		$15,642	$16,503	$18,177	$22,163	$18,882
General and administrative	1,199	1,685	1,736		2,095	2,400	3,412	4,503	4,465
Acquired in-process research and development	—	7,000 (a)	—		1,000	—	—	1,940	—
Total expenses	9,349	20,217	13,612		18,737	18,903	21,589	28,606	23,347
Loss from operations	(9,349)	(20,217)	(13,612)		(18,737)	(18,903)	(21,589)	(28,606)	(23,347)
Interest income	20	39	53		40	34	25	17	7
Net loss	$(9,329)	$(20,178)	$(13,559)		$(18,697)	$(18,869)	$(21,564)	$(28,589)	$(23,340)

Net loss per share - basic and diluted	$(13.59)	$(21.31)	$(0.52	)(b)	$(0.70)	$(0.66)	$(0.67)	$(0.88)	$(0.72)

Weighted-average shares - basic and diluted	687	947	26,130	(b)	26,740	28,798	32,336	32,453	32,597

(a)           In the quarter ended June 30, 2012, the Company paid an up-front license fee to Merck for niraparib.

(b)          In July 2012, the Company completed its initial public offering, which resulted in net proceeds of approximately $78.0 million from the issuance of 6,430,183 shares of common stock, which includes the sale of 430,183 shares under the underwriters’ over-allotment option.  In connection with the initial public offering, all of the outstanding shares of the Company’s convertible preferred stock were converted into 19,410,490 shares of common stock.

12. Subsequent Event

On March 10, 2014, the Company entered into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, a privately-held therapeutic antibody company.  Under the terms of this agreement, the Company obtained an exclusive, royalty-bearing, sublicenseable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies.  AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  The Company is responsible for the performance and costs of all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of three development programs and is obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

The Company is obligated to make an up-front, non-creditable and non-refundable cash payment of $17.0 million to AnaptysBio.  The Company is also required to reimburse AnaptysBio, on a quarterly basis for up to two years from the effective date of the agreement, for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  Programs may be extended by mutual agreement of the parties and the Company can terminate on a program-by-program basis by providing 90 days prior written notice, subject to a wind-down period during which the Company’s obligation to reimburse AnaptysBio for specified costs would continue.  For each of the three development programs, the Company will be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  The Company will be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on the amount of worldwide annual net sales achieved, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

The Company has not yet completed its assessment of the accounting for this transaction.  The Company expects to report its accounting for this transaction in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in conformity with generally accepted accounting principles and includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 in Internal Control—Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2014 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2014 Proxy Statement, which we expect to file with the U.S. Securities and Exchange Commission, or the SEC, no later than April 30, 2014.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2013

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1) (2)	2,852,793	$12.77	432,999
Equity compensation plans not approved by security holders	—	$—	—
Total	2,852,793	$12.77	432,999

(1)         As of December 31, 2013, 165,830 shares were authorized for issuance under our 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, which became effective in April 2012, including 6,857 remaining shares that were then available for future issuance under the 2010 Stock Incentive Plan, or the 2010 Incentive Plan, which were transferred to the 2012 Incentive Plan.  The number of shares of our common stock reserved for issuance under the 2012 Incentive Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2010 Incentive Plan and (ii) on January 1 of each year, starting in 2014, by a number of shares of common stock equal to the lesser of (x) 4% of the shares of common stock outstanding at such time or (y) the number of shares determined by our board of directors.  As of December 31, 2013, 17,262 shares of our common stock had been cancelled under the 2010 Incentive Plan and transferred to the 2012 Incentive Plan.  Effective January 1, 2014, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 1,309,560 shares.

(2)         As of December 31, 2013, 267,169 shares were reserved for issuance under our 2012 Employee Stock Purchase Plan, or ESPP, which became effective in June 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

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

TESARO, Inc.

Date: March 14, 2014	By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon O. Moulder, Jr.	Chief Executive Officer, Director (Principal	March 14, 2014
Leon O. Moulder, Jr.	Executive Officer)

/s/ Mary Lynne Hedley, Ph.D.	President, Chief Scientific Officer and Director	March 14, 2014
Mary Lynne Hedley, Ph.D.

/s/ Edward C. English	Vice President of Finance and Administration	March 14, 2014
Edward C. English	(Principal Financial Officer and Principal Accounting
Officer)

/s/ David M. Mott	Chairman of the Board of Directors	March 14, 2014
David M. Mott

/s/ Lawrence M. Alleva	Director	March 14, 2014
Lawrence M. Alleva

/s/ James O. Armitage, M.D.	Director	March 14, 2014
James O. Armitage, M.D.

/s/ Arnold L. Oronsky, Ph.D.	Director	March 14, 2014
Arnold L. Oronsky, Ph.D.

/s/ Beth Seidenberg, M.D.	Director	March 14, 2014
Beth Seidenberg, M.D.

/s/ Paul Walker	Director	March 14, 2014
Paul Walker

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description

3.1	(A)	Amended and Restated Certificate of Incorporation of the Company.

3.2	(A)	Amended and Restated Bylaws of the Company.

4.1	(B)	Form of Certificate of Common Stock.

4.2	(C)	Second Amended and Restated Investors’ Rights Agreement, dated as of June 6, 2011, as amended, between the Company and certain investors named therein.

4.3	(C)	Amendment No. 1 to the Second Amended and Restated Investors’ Rights Agreement.

10.1	+(D)	TESARO, Inc. 2010 Stock Incentive Plan, as amended, and forms of agreement thereunder.

10.2	+(B)	TESARO, Inc. 2012 Omnibus Incentive Plan.

10.3	+(B)	TESARO, Inc. 2012 Employee Stock Purchase Plan.

10.4	(E)	Form of Option Agreement under 2012 Omnibus Incentive Plan.

10.5	+(D)	Form of Indemnification Agreement between the Company and each of Leon O. Moulder, Jr., Mary Lynne Hedley, Ph.D., Richard J. Rodgers and Lawrence M. Alleva.

10.6	+(D)	Indemnification Agreement between the Company and David M. Mott.

10.7	+(D)	Indemnification Agreement between the Company and Arnold L. Oronsky.

10.8	+(D)	Indemnification Agreement between the Company and Paul Walker.

10.9	+(D)	Indemnification Agreement between the Company and Beth Seidenberg, M.D.

10.10	+(B)	Amended and Restated Offer Letter Agreement by and between the Company and Leon O. Moulder, Jr., dated June 18, 2012.

10.11	+(B)	Amended and Restated Offer Letter Agreement by and between the Company and Mary Lynne Hedley, dated June 18, 2012.

10.12	+(B)	Amended and Restated Offer Letter Agreement by and between the Company and Richard J. Rodgers, dated June 18, 2012.

10.13	+(D)	Restricted Stock Agreement by and between the Company and Leon O. Moulder, Jr., dated May 10, 2010.

10.14	+(D)	Restricted Stock Agreement by and between the Company and Mary Lynne Hedley, dated May 10, 2010.

10.15	+(D)	Restricted Stock Agreement by and between the Company and Richard J. Rodgers, dated May 10, 2010.

10.16	+(D)	Form of Non-Disclosure and Inventions Assignment Agreement by and between the Company and each of Messrs. Moulder and Rodgers and Dr. Hedley.

10.17	*(F)	Exclusive License Agreement by and between the Company and OPKO Health, Inc., dated December 10, 2010.

10.18	*(F)	Exclusive License Agreement by and between the Company and Amgen, Inc., dated as of March 18, 2011.

10.19	*(F)	Process Development and Manufacturing Services Agreement by and between the Company and Hovione Inter Limited, dated March 31, 2012.

10.20	*(F)	License Agreement by and between the Company and Merck Sharpe & Dohme Corp., dated May 22, 2012.

10.21	(G)	Consulting Agreement, dated as of August 31, 2013, by and between the Company and Richard J. Rodgers.

10.22	(G)	Separation and Release Agreement, dated as of August 31, 2013, by and between the Company and Richard J. Rodgers.

21.1		Subsidiaries of the Company.

23.1		Consent of Ernst & Young LLP.

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS		XBRL Instance Document
EX-101.SCH		XBRL Taxonomy Extension Schema Document
EX-101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB		XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(C)                               Filed as an exhibit to the Registrant’s Form S-1/A filed on May 17, 2012 (File No. 333-180309)

(D)                               Filed as an exhibit to the Registrant’s Form S-1 filed on March 23, 2012 (File No. 333-180309)

(E)                                Filed as an exhibit to the Registrant’s Form S-1/A filed on June 27, 2012 (File No. 333-180309)

(F)                                 Filed as an exhibit to the Registrant’s Form S-1/A filed on June 22, 2012 (File No. 333-180309)

(G)                               Filed as an exhibit to the Registrant’s Form 8-K filed on August 30, 2013 (File No. 001-35587)

+                                         Indicates management contract or compensatory plan.

*                                         Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.