Form 10-Q
period 2014-09-30
TESARO, Inc.
filed 2014-11-06
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, there were 36,061,589 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I                             FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2013	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$130,310	$295,912
Other current assets	4,029	1,753
Total current assets	134,339	297,665

Property and equipment, net	440	1,075
Other assets	799	4,591
Total assets	$135,578	$303,331

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,869	$4,138
Accrued expenses	10,541	17,629
Other current liabilities	13	17
Total current liabilities	12,423	21,784

Convertible notes, net	—	113,432
Other non-current liabilities	3	—
Total liabilities	12,426	135,216

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2013 and September 30, 2014; no shares issued or outstanding at both December 31, 2013 and September 30, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2013 and September 30, 2014; 32,739,008 and 36,055,339 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	3	4
Additional paid-in capital	302,647	470,686
Accumulated deficit	(179,498)	(302,575)
Total stockholders’ equity	123,152	168,115
Total liabilities and stockholders’ equity	$135,578	$303,331

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Expenses:
Research and development	$22,163	$29,925	$56,843	$88,611
General and administrative	4,503	6,263	10,315	16,538
Acquired in-process research and development	1,940	—	1,940	17,900
Total expenses	28,606	36,188	69,098	123,049
Loss from operations	(28,606)	(36,188)	(69,098)	(123,049)

Interest expense	—	(42)	—	(42)
Interest income	17	4	76	14
Net loss	$(28,589)	$(36,226)	$(69,022)	$(123,077)

Net loss per share applicable to common stockholders - basic and diluted	$(0.88)	$(1.01)	$(2.21)	$(3.45)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	32,453	36,029	31,209	35,627

Comprehensive loss	$(28,589)	$(36,226)	$(69,022)	$(123,077)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Operating activities
Net loss	$(69,022)	$(123,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,940	17,900
Depreciation expense	130	254
Stock-based compensation expense	5,078	8,538
Non-cash interest expense	—	26
Loss on disposal of property and equipment	—	80
Changes in operating assets and liabilities:
Other assets	(619)	1,851
Accounts payable	(1,181)	2,246
Accrued expenses	4,966	7,009
Other liabilities	16	1
Net cash used in operating activities	(58,692)	(85,172)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	(1,940)	(17,900)
Purchase of property and equipment	(383)	(969)
Net cash used in investing activities	(2,323)	(18,869)

Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	195,193
Purchase of capped call options	—	(20,829)
Proceeds from sale of common stock, net of issuance costs	91,312	94,199
Proceeds from exercise of stock options	633	960
Proceeds from issuance of common stock under Employee Stock Purchase Plan	65	120
Net cash provided by financing activities	92,010	269,643

Increase in cash and cash equivalents	30,995	165,602
Cash and cash equivalents at beginning of period	125,445	130,310
Cash and cash equivalents at end of period	$156,440	$295,912

Non-cash investing and financing activities
Convertible note issuance costs unpaid as of period end	$—	$475

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

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2013 and 2014.

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

New Accounting Pronouncements - Recently Adopted

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP.  Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements.  A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business.  Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10.  ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  Retrospective application is required for the elimination of incremental DSE disclosures.  Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception.  The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs.

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

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its potential future revenue streams and consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12.  The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after a requisite service period.  The amendments require an entity to treat a performance target that affects vesting, and that could be achieved after the requisite service period, as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718 relating to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendments in this ASU are effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued).  ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements.  ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  The Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements and related disclosures.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, other comprehensive income and the related disclosures.  Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense and valuation of convertible notes.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

Level 1 inputs                    Quoted prices in active markets for identical assets or liabilities

Level 2 inputs                    Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs                    Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2013 and September 30, 2014 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2013
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$128,801	$128,801	$—	$—
Total assets		$128,801	$128,801	$—	$—

		September 30, 2014
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$292,837	$292,837	$—	$—
Total assets		$292,837	$292,837	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.0% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of September 30, 2014, the carrying value of the Convertible Notes was $113.4 million, net of unamortized discount, and the fair value of the principal amount approximated the issuance price of $201.3 million due to the recent issuance.    The Convertible Notes are discussed in more detail in Note 9, “Convertible Notes.”

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

•                  fees and expenses incurred under agreements with contract research organizations, investigative sites, research consortia and other entities in connection with the conduct of clinical trials and preclinical studies and related services, such as administrative, data management, laboratory and biostatistics services;

•                  the cost of acquiring, developing and manufacturing active pharmaceutical ingredients, clinical trial materials and other research and development materials;

•                  fees and costs related to regulatory filings and operations;

•                  facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities, maintenance of facilities, insurance and other supplies; and

•                  other costs associated with clinical and preclinical activities.

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

3.  Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock, and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2013	2014
Outstanding stock options	2,819	3,663
Unvested restricted stock	164	13
	2,983	3,676

In September 2014, in conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties.  The Capped Calls are expected generally to reduce the potential dilution, and/or offset to an extent the cash payments the Company is required to make in excess of the principal amount, upon conversion of the Convertible Notes in the event that the market price of the Company’s common stock is greater than the floor price of the Capped Calls.  See Note 9, “Convertible Notes”, for additional information.  As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  During the period between issuance and September 30, 2014, the weighted average common stock price was below the conversion price of the Convertible Notes, and thus there would be no shares issuable under the conversion premium.  As such, no shares have been presented in the table above.

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

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Research and development	$585	$1,187	$1,379	$3,551
General and administrative	2,138	1,711	3,699	4,987
Total stock-based compensation expense	$2,723	$2,898	$5,078	$8,538

The following table presents a summary of the Company’s restricted stock activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock at December 31, 2013	102,412	$0.76
Granted	—	—
Vested	(80,225)	0.20
Forfeited	(8,929)	0.53
Unvested restricted stock at September 30, 2014	13,258	$4.36

The following table presents a summary of the Company’s stock option activity and related information:

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2013	2,852,793	$12.77
Granted	1,190,148	30.69
Exercised	(109,477)	9.39
Cancelled	(270,528)	16.95
Outstanding at September 30, 2014	3,662,936	$18.39

Vested at September 30, 2014	1,390,404	$9.50
Vested and expected to vest at September 30, 2014	3,582,082	$18.12

At September 30, 2014, there was approximately $30.0 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.59 years.  At September 30, 2014, total unrecognized compensation cost related to unvested restricted stock was insignificant.

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  During the nine months ended September 30, 2014, the Company issued 5,372 shares under the 2012 ESPP, and recognized approximately $0.1 million in related stock-based compensation expense.

In August 2014, the Company issued 19,500 restricted stock units, or RSUs, to certain employees and 2,750 stock options to certain non-employee consultants.  These stock awards have performance conditions, pursuant to which vesting of the award is contingent on the occurrence of certain milestone events. As a result, the related compensation cost is recognized as an expense when the probability of the milestone is met.  At September 30, 2014, there was approximately $0.6 million of total unrecognized compensation cost related to unvested RSUs.

5.  Common Stock Transactions

In March 2013, the Company sold 5,428,000 shares of common stock, in an underwritten public offering at a price to the public of $18.00 per share, resulting in gross proceeds of approximately $97.7 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $91.3 million.  The shares were issued pursuant to a registration statement on Form S-1.

In February 2014, the Company sold 3,200,000 shares of common stock, in an underwritten public offering at a price to the public of $31.50 per share, resulting in gross proceeds of approximately $100.8 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $94.2 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

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

For the three and nine months ended September 30, 2013 and 2014, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the favorable tax attributes, the Company has recorded full valuation allowances against its otherwise recognizable net deferred tax assets at both December 31, 2013 and September 30, 2014.

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

Future minimum rental commitments under the amended lease as of September 30, 2014 were $0.4 million, $1.7 million, $1.7 million and $0.8 million for the remainder of the year ending December 31, 2014, and the years ending December 31, 2015, 2016 and 2017, respectively.

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

As of the date of the license transaction, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As the processes or activities that were acquired along with the license do not constitute a “business”, the transaction has been accounted for as an asset acquisition.  In addition, the Company has concluded that it is reimbursing AnaptysBio at fair value for the research services called for under the agreement.  As a result of these factors, the entire up-front payment of $17.0 million has been recorded as acquired in-process research and development expense, and no portion of the payment has been ascribed to the future services to be provided to the Company by AnaptysBio.  For the three and nine months ended September 30, 2014, the Company recorded approximately $1.7 million and $3.1 million of research and development expense, respectively, associated with amounts due to AnaptysBio under the collaboration.  As of September 30, 2014, the Company has not made any additional milestone payments under this agreement.

9.  Convertible Notes

On September 29, 2014, in a registered underwritten public offering, the Company completed the issuance of $201.3 million aggregate principal amount of the Convertible Notes, which includes $26.3 million principal amount of Convertible Notes issued pursuant to the full exercise of an over-allotment option granted to the underwriters in the offering.  The Company received net proceeds of $194.7 million from the sale of the Convertible Notes, after deducting discounts, commissions and other expenses of $6.6 million.  In conjunction with the sale of the Convertible Notes, the Company used $20.8 million of the net proceeds to enter into separate Capped Calls, as described below.

The Convertible Notes are governed by the terms of a Senior Debt Securities Indenture, or the Base Indenture, as supplemented by the First Supplemental Indenture relating to the Convertible Notes, or the Supplemental Indenture, and together with the Base Indenture, the Indenture, between the Company and U.S. Bank National Association, as trustee.  The Convertible Notes bear interest at a rate of 3.00% per annum, payable semi-annually on April 1 and October 1, beginning from April 1, 2015, and will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  The Convertible Notes will mature on October 1, 2021, unless earlier converted or repurchased in accordance with their terms.  Prior to the close of business on the business day immediately preceding April 1, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods as discussed below, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion price of the Convertible Notes is approximately $35.13 per share of common stock at an initial conversion rate of 28.4627 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which represents a premium of approximately 35% over the last reported sale price of the Company’s common stock on September 23, 2014.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.  At any time prior to the close of business on the business day immediately preceding April 1, 2021, holders may convert their Convertible Notes at their option only under the following circumstances:

(1)         during any calendar quarter commencing after the calendar quarter ending on December 31, 2014 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter in which the conversion occurs is greater than 130% of the conversion price on each applicable trading day;

(2)         during the five business day period after any ten consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate on each such trading day; or

(3)         upon the occurrence of specified corporate events.

On or after April 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

If a make-whole adjustment event, as described in the Indenture, occurs and a holder elects to convert its Convertible Notes in connection with such make-whole adjustment event, such holder may be entitled to an increase in the conversion rate as described in the Indenture.

The Company may not redeem the Convertible Notes prior to the maturity date and no “sinking fund” is provided for the Convertible Notes, which means that the Company is not required to periodically redeem or retire the Convertible Notes.  Upon the occurrence of certain fundamental changes involving the Company, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest.

The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.  The Indenture contains customary terms and covenants and events of default.  If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal and accrued and unpaid interest, if any, on all of the Convertible Notes to be due and payable immediately.  Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically.  Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 180 days after the occurrence of an event of default relating to certain failures by the Company to comply with certain reporting covenants, the remedy for such an event of default consists exclusively of the right to receive additional interest on the Convertible Notes.

The terms of the Indenture provide the Company with the option to settle the Convertible Notes in cash, common stock, or a combination of cash and common stock.  As a result, in accordance with accounting guidance for debt with conversion and other options that can be settled in cash, the Company separately accounts for the liability and equity components of the Convertible Notes by allocating the principal between the liability component and the embedded conversion option, or equity component. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Convertible Notes, which resulted in a fair value of the liability component of $113.4 million upon issuance, calculated as the present value of implied future payments based on the $201.3 million aggregate principal amount. The equity component of the Convertible Notes was recognized as a debt discount, recorded in additional paid-in capital, and represents the difference between the aggregate principal of the Convertible Notes and the fair value of the Convertible Notes without conversion option on their issuance date.  The debt discount is amortized to interest expense using the effective interest method over seven years, or the life of the Convertible Notes.  The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In addition, third-party transaction costs are required to be allocated to the liability and equity components based on their relative values.

The Company’s outstanding convertible note balances as September 30, 2014 consisted of the following (in thousands):

September 30, 2014
Liability component:
Principal	$201,250
Less: debt discount, net	(87,818)
Net carrying amount	$113,432
Equity component	$87,843

In connection with the issuance of the Convertible Notes, the Company incurred approximately $6.6 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, which the Company allocated to the liability and equity components in a manner consistent with the allocation of the principal, as described above.  Of the total $6.6 million of debt issuance costs, $2.9 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $3.7 million were allocated to the liability component and recorded as non-current assets on the balance sheet.  The portion allocated to the liability component is amortized to interest expense over the expected life of the Convertible Notes using the effective interest method.

The Company determined the expected life of the debt was equal to the seven year contractual term of the Convertible Notes. As of September 30, 2014, the carrying value of the Convertible Notes was $113.4 million and the fair value of the principal approximated the issuance price of $201.3 million due to the recent issuance.  The effective interest rate on the liability component was 12.9% for the period from the date of issuance through September 30, 2014. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2014 (in thousands):

Three and Nine Months Ended
September 30, 2014
Contractual interest expense	$17
Amortization of debt discount	24
Amortization of debt issuance costs	1
Total interest expense	$42

The Company has evaluated the Indenture for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company has determined that the fair value of this embedded derivative was nominal as of September 30, 2014.

In conjunction with the offering of the Convertible Notes, the Company entered into privately-negotiated Capped Calls with certain counterparties.  Each Capped Call is an integrated instrument consisting of a call option on the Company’s common stock purchased by the Company from the counterparties with an exercise price equal to the conversion price of $35.13 per share for the underlying number of shares and a cap component that incorporates a cap price of $45.54 per share.  The cap component is economically equivalent to a call option sold by the Company to the counterparties for the underlying number of shares with an exercise price of $45.54 per share.  As an integrated instrument, the settlement of the Capped Calls coincides with the maturity date of the Convertible Notes.  The aggregate cost of the Capped Calls was $20.8 million and was recorded to stockholders’ equity and will not be remeasured.

10.  Subsequent Events

On November 4, 2014 the Company’s new drug application for oral rolapitant was accepted for review by the U.S. Food and Drug Administration.  As a result, the Company is obligated to make a $5.0 million milestone payment in November 2014 to OPKO Health, or OPKO, consistent with the terms of the Company’s license agreement with OPKO.

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

•                  Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  We are developing both oral and intravenous formulations of rolapitant.  In December 2013, we announced top-line results for two Phase 3 trials of oral rolapitant.  The primary endpoint was successfully achieved in both trials.  In May 2014, we announced top-line results for the third Phase 3 trial of oral rolapitant.  The primary and secondary endpoints were successfully achieved in this trial.  In September 2014, we submitted to the U.S. Food and Drug Administration, or FDA, a new drug application, or NDA, for oral rolapitant, which was accepted for review by the FDA in November 2014. We are currently preparing to be able to launch oral rolapitant as soon as the third quarter of 2015, assuming the NDA is approved without significant delay.  The intravenous, or IV, formulation of rolapitant is currently in Phase 1 clinical trials.  As part of a registration program for rolapitant IV we have initiated a clinical study comparing the exposure of rolapitant IV and oral formulations and we plan to initiate clinical studies to evaluate the safety of IV rolapitant.

•                  Niraparib, formerly known as MK-4827, is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  In April 2014, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib in breast cancer patients with germline BRCA mutations.  We also are collaborating with the Sarcoma Alliance for Research through Collaboration, or SARC, to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We also intend to evaluate niraparib as a first-line maintenance therapy in ovarian cancer patients and in advanced metastatic small cell lung cancer, or SCLC, patients.  We may also evaluate niraparib for the treatment of gastric, lung and prostate cancer.

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

We commenced business operations in May 2010.  Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product candidates, identifying potential product candidates and undertaking preclinical studies, clinical trials and manufacturing activities related to, our product candidates.  To date, we have not generated any revenues and have financed our operations with net proceeds from public offerings of our common stock, private placements of our preferred stock and the issuance of convertible notes.

As of September 30, 2014, we had an accumulated deficit of $302.6 million.  Our net losses were $123.1 million, $92.4 million, $61.8 million, and $16.4 million for the nine months ended September 30, 2014 and the years ended December 31, 2013, 2012 and 2011, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to increase over time, primarily dependent on the timing and magnitude of clinical trial and other development activities under our current development programs, such as niraparib, TSR-011, costs related to the immuno-oncology development activities occurring under our collaboration with AnaptysBio, potential future in-licensed development programs, costs associated with pre-commercialization activities, and expected decreases in clinical trial and other development activities under our rolapitant program.  In addition, future license payments or milestone payments, which we expense as acquired in-process research and development as incurred, could cause our total operating expenses to fluctuate.  For example, our NDA submission for oral rolapitant was accepted for review by the FDA in November 2014; therefore we are obligated to make a $5.0 million milestone payment to OPKO Health, or OPKO.  If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing general and administrative costs associated with our anticipated growth and continuing operation as a public company and we will incur substantial interest expense going forward as a result of the issuance of convertible debt in September 2014.  Accordingly, we will seek to fund our operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

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

In September 2014, we presented data from two of the three Phase 3 trials at the annual meeting of the European Society of Medical Oncology, including a retrospective subset analysis on outcomes by geographic regions and an analysis of the impact of CINV on daily life in the two trials that enrolled patients receiving HEC.  In the regional subset analysis, patients treated with rolapitant achieved a higher complete response rate in the delayed, acute and overall phases across all geographic regions.  Patients treated with rolapitant also achieved higher mean scores compared to the control group on the Functional Living Index-Emesis questionnaire, a patient reported outcome measure used to assess quality of life.

Rolapitant — Intravenous Formulation.  We have selected a single intravenous dose of 185mg for further development.  We have also completed a multiple ascending dose study of intravenous rolapitant which confirmed the safety and tolerability profiles and linear pharmacokinetics of repeat daily doses.  As part of a registration program for rolapitant IV we have initiated a clinical study comparing the exposure of rolapitant IV and oral formulations and we plan to initiate clinical studies to evaluate the safety of IV rolapitant.

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

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib.  At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy.  We are evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer in a Phase 3 clinical trial, which we initiated in July 2013.  We are also evaluating niraparib in breast cancer patients with germline BRCA mutations in a Phase 3 clinical trial, which we initiated in April 2014.  Based on our analysis of third-party market research, we believe there will be approximately 10,000 eligible ovarian cancer patients in both the U.S. and in Europe, and approximately 10,000 eligible breast cancer patients in both the U.S. and in Europe at the time of potential launch.

We also are collaborating with SARC to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma.  We may also evaluate niraparib for the treatment of gastric, lung and prostate cancer.

We also intend to evaluate niraparib as a first-line, maintenance therapy in ovarian cancer patients and in advanced metastatic SCLC patients.  The first-line ovarian cancer study will include patients who have completed first-line platinum chemotherapy or surgery if indicated, with no evidence of progression.  Patients will likely be randomized 2:1 to receive niraparib or placebo.  The endpoints for this study include progression free survival, PFS2, overall survival and safety.  The SCLC study is currently planned to enroll patients with advanced metastatic SCLC who have received platinum-based chemotherapy with a partial or complete response.  Patients will receive niraparib or placebo based on biomarker analysis and identification for selection or stratification.  Endpoints will include progression free survival, overall survival, safety and quality of life.  Based on our analysis of third-party market research, we believe there are approximately 30,000 new cases of SCLC diagnosed in the U.S. annually, representing 13% of all lung cancers.  We plan to begin enrollment of patients in these two trials in 2015.

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

Under the terms of this agreement, we made an up-front, non-creditable and non-refundable cash payment of $17.0 million to AnaptysBio.  We are also required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of the three development programs, we will also be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on the amount of worldwide annual net sales achieved, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.  At the time of the license transaction, the specified antibodies were in preclinical development.  We accounted for this transaction as an asset acquisition because the processes or activities that were acquired along with the license do not constitute a “business”.  We recorded the entire up-front payment of $17.0 million as acquired in-process research and development expense in the nine month period ended September 30, 2014.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of September 30, 2014, our principal source of liquidity was cash and cash equivalents, which totaled $295.9 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  In July 2012, we completed an initial public offering of our common stock whereby we sold 6,430,183 shares of our common stock at a price to the public of $13.50 per share and received approximately $78.0 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In March 2013, we completed a public offering of our common stock whereby we sold an additional 5,428,000 shares of our common stock at a price to the public of $18.00 per share and received approximately $91.3 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In February 2014, we completed a public offering of our common stock whereby we sold an additional 3,200,000 shares of our common stock at a price to the public of $31.50 per share and received approximately $94.2 million in proceeds, net of underwriting discounts and commissions and offering expenses.  Prior to our initial public offering, we had received $120.4 million in net proceeds from the private placement of our preferred stock.  On September 29, 2014, we issued $201.3 million aggregate principal amount of Convertible Notes, with estimated net proceeds of $194.7 million, and we used $20.8 million of the proceeds from this transaction for the purchase of Capped Calls. See Note 9, “Convertible Notes”, for additional information.

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

•                  fees and expenses incurred under agreements with contract research organizations, investigative sites, research consortia and other entities in connection with the conduct of clinical trials and preclinical studies and related services, such as administrative, data management, laboratory and biostatistics services;

•                  the cost of acquiring, developing and manufacturing active pharmaceutical ingredients, clinical trial materials and other research and development materials;

•                  fees and costs related to regulatory filings and operations;

•                  facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities, maintenance of facilities, insurance and other supplies; and

•                  other costs associated with clinical and preclinical activities.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total research and development costs will increase from current levels, depending on the progress of our clinical development programs as well as costs associated with our collaboration with AnaptysBio, manufacturing related costs, and potential milestone payments.  More specifically, we expect costs to increase as we continue our currently ongoing phase 3 trials for, and initiate additional investigative studies related to, niraparib; continue clinical and other development activities for both the oral and IV formulations of rolapitant as well as TSR-011; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform; and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed product candidates for the nine months ended September 30, 2013 and 2014 (in thousands):

	Nine Months Ended September 30,
	2013	2014
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	34,853	24,940
Rolapitant total	34,853	24,940

Niraparib Expenses
Acquired in-process research and development	1,940	900
Research and development	10,134	35,590
Niraparib total	12,074	36,490

TSR-011 Expenses
Acquired in-process research and development	—	—
Research and development	1,970	4,760
TSR-011 total	1,970	4,760

Immuno-Oncology Platform Expenses
Acquired in-process research and development	—	17,000
Research and development	—	3,500
Immuno-Oncology Platform total	—	20,500

Personnel and Other Expenses	9,886	19,821

Total	$58,783	$106,511

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation and travel expenses, for personnel in executive and other administrative functions. Other general and administrative expenses include certain facility-related costs, communication expenses, pre-commercialization activities and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in the future in support of both our preparation for the potential commercialization of our product candidates and continued research and development activities, as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel and payments to outside consultants, lawyers and other professionals, among other expenses.  Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate a significant increase in payroll and expense relating to the potential sales and marketing of our product candidates.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes, and interest income earned on cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2014

	Three Months Ended September 30,		Increase/
	2013	2014	(Decrease)
	(in thousands)
Expenses:
Research and development	$22,163	$29,925	$7,762
General and administrative	4,503	6,263	1,760
Acquired in-process research and development	1,940	—	(1,940)
Total expenses	28,606	36,188	7,582

Loss from operations	(28,606)	(36,188)	(7,582)
Other income (expense), net	17	(38)	(55)

Net loss	$(28,589)	$(36,226)	$(7,637)

Research and Development Expenses.  Research and development expenses were $29.9 million for the three months ended September 30, 2014, compared to $22.2 million for the three months ended September 30, 2013, an increase of $7.7 million.  The increase was primarily due to higher expenses related to the development of our in-licensed product candidate niraparib and our immuno-oncology platform, partially offset by lower expenses associated with the development of our in-licensed product candidate rolapitant.  Significant changes resulting in this increase included:

•                  an increase of $8.9 million in costs associated with niraparib development activities, primarily related to the Phase 3 clinical trial of niraparib in subjects with ovarian cancer, which was initiated in July 2013, the Phase 3 clinical trial in breast cancer patients with germline BRCA mutations, which was initiated in April 2014, and costs relating to drug substance and drug product development and manufacturing as well as clinical supply distribution;

•                  an increase of $2.5 million in personnel and other costs (excluding stock-based compensation) primarily related to increased research and development headcount supporting the growth of our development activities;

•                  an increase of $2.0 million in costs associated with our immuno-oncology platform strategy; and

•                  a decrease of $6.3 million in costs associated with rolapitant development activities, primarily due to lower costs related to the recently completed Phase 3 clinical trials, partially offset by increases in costs associated with regulatory filing fees and activities.

In addition, stock-based compensation expense included in research and development expenses increased $0.6 million, related to increased awards of employee stock options and higher grant-date fair values of those awards.

General and Administrative Expenses.  General and administrative expenses were $6.3 million for the three months ended September 30, 2014, compared to $4.5 million for the three months ended September 30, 2013, an increase of $1.8 million.  The increase was primarily due to increases of $1.2 million in salaries, benefits and other personnel-related costs and $1.0 million in professional and consulting fees and other expenses to support corporate operational and pre-commercialization activities, offset by a decrease of $0.4 million in stock-based compensation expense.  The decrease in stock-based compensation expense was due to $0.9 million of expense recorded in the three months ended September 30, 2013 related to variable accounting for awards held by a non-employee consultant.

Acquired In-Process Research and Development Expenses.  There were no acquired in-process research and development expenses for the three months ended September 30, 2014.  We recorded $1.9 million in acquired in-process research and development expenses for the three months ended September 30, 2013, representing a milestone payment made as the result of the first patient dosing in the Phase 3 clinical trial of niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer, which occurred in July 2013.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes, and interest income earned on cash and cash equivalents.  Interest expense increased by $42,000 in the three months ended September 30, 2014, as there was no interest expense in the prior year period.  Interest income decreased from $17,000 in the three months ended September 30, 2013 to $4,000 in the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2013 and 2014

	Nine Months Ended September 30,		Increase/
	2013	2014	(Decrease)
	(in thousands)
Expenses:
Research and development	$56,843	$88,611	$31,768
General and administrative	10,315	16,538	6,223
Acquired in-process research and development	1,940	17,900	15,960
Total expenses	69,098	123,049	53,951

Loss from operations	(69,098)	(123,049)	(53,951)
Other income (expense), net	76	(28)	(104)

Net loss	$(69,022)	$(123,077)	$(54,055)

Research and Development Expenses.  Research and development expenses were $88.6 million for the nine months ended September 30, 2014, compared to $56.8 million for the nine months ended September 30, 2013, an increase of $31.8 million.  The increase was primarily due to higher expenses related to the development of our in-licensed product candidates niraparib and TSR-011, and our immuno-oncology platform, partially offset by lower expenses associated with the development of our in-licensed product candidate rolapitant.  Significant changes resulting in this increase included:

•                  an increase of $25.5 million in costs associated with niraparib development activities, primarily related to the Phase 3 clinical trial of niraparib in subjects with ovarian cancer, which was initiated in July 2013, the Phase 3 clinical trial in breast cancer patients with germline BRCA mutations, which was initiated in April 2014, and costs relating to drug substance and drug product development and manufacturing as well as clinical supply distribution;

•                  an increase of $7.7 million in personnel and other costs (excluding stock-based compensation) primarily related to increased research and development headcount supporting the growth of our development activities;

•                  an increase of $6.3 million in costs associated with TSR-011 development activities and our immuno-oncology platform strategy; and

•                  a decrease of $9.9 million in costs associated with rolapitant development activities, primarily lower costs related to the recently completed Phase 3 clinical trials, partially offset by increases in costs relating to regulatory filing fees and activities as well as Phase 1 bioequivalence and intravenous formulation studies.

In addition, stock-based compensation expense included in research and development expenses increased $2.2 million, related to increased awards of employee stock options and higher grant-date fair values of those awards.

General and Administrative Expenses.  General and administrative expenses were $16.5 million for the nine months ended September 30, 2014, compared to $10.3 million for the nine months ended September 30, 2013, an increase of $6.2 million.  The increase was due primarily to increases of $2.8 million in salaries, benefits and other personnel-related costs; $2.1 million in professional and consulting fees and other expenses to support corporate operational and pre-commercialization activities; and $1.3 million in stock-based compensation expense, related to increased awards of employee stock options and higher grant-date fair values of those awards.

Acquired In-Process Research and Development Expenses.  We recorded $17.9 million in acquired in-process research and development expenses for the nine months ended September 30, 2014.  This amount consisted of the $17.0 million up-front payment related to the collaboration and exclusive license agreement with AnaptysBio, and a $0.9 million milestone payment related to the initiation of the Phase 3 clinical trial of niraparib in breast cancer patients with germline

BRCA mutations in April 2014.  We recorded $1.9 million in acquired in-process research and development expenses during the nine months ended September 30, 2013, representing a milestone payment made as the result of the first patient dosing in the Phase 3 clinical trial of niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer, which occurred in July 2013.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes, and interest income earned on cash and cash equivalents. Interest expense increased by $42,000 in the nine months ended September 30, 2014, as there was no interest expense in the prior period.  Interest income decreased from $76,000 in the nine months ended September 30, 2013 to $14,000 in the nine months ended September 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue.  As of September 30, 2014, our principal source of liquidity was cash and cash equivalents, which totaled $295.9 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  On September 29, 2014, we completed the issuance of $201.3 million aggregate principal amount of senior convertible notes, generating proceeds, net of underwriting discounts, commissions and offering expenses, of $194.7 million.  In conjunction with the sale of the Convertible Notes, we used approximately $20.8 million of the net proceeds to enter into separate Capped Calls with certain counterparties.  The Capped Calls transactions are expected generally to reduce the potential dilution, and/or offset to an extent the cash payments we are required to make in excess of the principal amount, upon conversion of the Convertible Notes.  In July 2012, we completed an initial public offering of our common stock whereby we sold 6,430,183 shares of our common stock at a price to the public of $13.50 per share and received approximately $78.0 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In March 2013, we completed a public offering of our common stock whereby we sold an additional 5,428,000 shares of our common stock at a price to the public of $18.00 per share and received approximately $91.3 million in proceeds, net of underwriting discounts and commissions and offering expenses.  In February 2014, we completed a public offering of our common stock whereby we sold an additional 3,200,000 shares of our common stock at a price to the public of $31.50 per share and received approximately $94.2 million in proceeds, net of underwriting discounts and commissions and offering expenses.  Prior to July 2012, we had received $120.4 million in net proceeds from the private placement of our preferred stock.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2013	2014
Net cash provided by (used in):
Operating activities	$(58,692)	$(85,172)
Investing activities	(2,323)	(18,869)
Financing activities	92,010	269,643
Increase in cash and cash equivalents	$30,995	$165,602

Cash Flows from Operating Activities

The use of cash in operating activities during both the nine months ended September 30, 2013 and 2014 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $26.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to an increase in external research and development expenses as we continued to progress the niraparib and TSR-011 development programs and initiated the immuno-oncology platform.  Higher costs associated with increased employee headcount also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our oral rolapitant program.

Cash Flows from Investing Activities

The increase of $16.6 million in net cash used in investing activities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due primarily to the $17.0 million up-front payment made in the first quarter of 2014 in connection with the collaboration and exclusive license agreement with AnaptysBio for our immuno-oncology platform.  We also made a $0.9 million milestone payment in the second quarter of 2014 related to the initiation of the Phase 3 clinical trial of niraparib in breast cancer patients with germline BRCA mutations.  We recorded $1.9 million in acquired in-process research and development expenses during the nine months ended September 30, 2013, representing a milestone payment made as the result of the first patient dosing in the Phase 3 clinical trial of niraparib in patients with high grade serous, platinum sensitive, relapsed ovarian cancer, which occurred in July 2013.  Cash used for capital expenditures increased by $0.6 million, primarily due to purchases of furniture and other fixed assets for the additional office space we leased at our headquarters in Waltham, Massachusetts beginning in the first quarter of 2014.

Cash Flows from Financing Activities

The increase of $177.6 million in net cash provided by financing activities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due primarily to issuance of the Convertible Notes with net cash proceeds of $195.2 million, partly offset by the use of $20.8 million in cash associated with the Capped Calls.  We also completed public offerings of our common stock in each period.  The current year period included cash proceeds of $94.2 million from the closing of our February 2014 public offering of common stock, compared to cash proceeds of $91.3 million in the prior year period from the closing of our March 2013 public offering of common stock (both amounts net of underwriting discounts and commissions and offering expenses).  Also, cash proceeds from exercises of employee stock options and purchases under the Employee Stock Purchase Plan increased by $0.4 million.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our cash flow requirements, including any milestone obligations that may arise, required costs relating to our March 2014 collaboration and exclusive license agreement with AnaptysBio and cash interest obligations related to our Convertible Notes, through at least the next 12 months.  However, we expect to require additional capital for the further development and potential commercialization of our product candidates and may also need to raise additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the Convertible Notes at maturity or, at our election, upon conversion.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.  Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and Convertible Notes and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•                  the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license, including our Phase 3 clinical trials for niraparib;

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

In January 2014, we entered into an amendment of our office facility lease agreement whereby beginning in March 2014, we expanded the total leased space in the facility to 53,200 square feet and extended the term of the lease through June 30, 2017.  The amended lease provides for additional rent expense of approximately $0.9 million on an annualized basis.  In addition, the amended lease increased the security deposit to approximately $0.7 million and continues to require us to pay a proportionate share of certain of the landlord’s annual operating costs.  Future minimum rental commitments under the amended lease as of September 30, 2014 were $0.4 million, $1.7 million, $1.7 million and $0.8 million for the remainder of the year ending December 31, 2014, and the years ending December 31, 2015, 2016 and 2017, respectively.

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

During the third quarter of 2014, we issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due 2021. Contractual interest obligations related to the convertible senior notes will total $6.0 million due in each year from 2015 through 2021.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $295.9 million and $130.3 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the three months ending September 30, 2014.

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

Item 1A. Risk Factors.

An investment in our stock involves a high degree of risk.  You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2013.  In addition, you should also consider the risk factors set forth below, which amend and supplement the risks set forth in the Risk Factors section of our Annual Report.

Risks Related to Our Indebtedness

Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of, or to refinance, our indebtedness, including our 3.0% convertible senior notes due October 1, 2021, or the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur additional debt; if we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on the Convertible Notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt.  The indenture governing the Convertible Notes does not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity.  If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Convertible Notes, or any fundamental change in purchase price or any cash due upon conversion, and our creditworthiness generally.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of notes will be entitled to convert their notes at any time during specified periods at their option.  If one or more holders elect to convert their notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Pursuant to Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost.  The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital caption of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes.  As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes.  We will report greater losses in our financial statements because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount.  Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.  We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

To the extent we issue shares of our common stock to satisfy all or a portion of our conversion obligation, conversions of the Convertible Notes may dilute the ownership interest of our existing stockholders.

Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, either cash, shares of our common stock, or a combination of cash and shares of our common stock.  To the extent we issue shares of our common stock to satisfy all or a portion of our conversion obligation, the conversion of some or all of the Convertible Notes will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

The fundamental change purchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our Company.

The terms of the Convertible Notes require us to offer to purchase the Convertible Notes for cash in the event of a fundamental change.  A non-stock takeover of our Company may trigger the requirement that we purchase the Convertible Notes.  This feature may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to investors.

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

Date: November 6, 2014

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 6, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1(A)	Senior Debt Securities Indenture, dated September 29, 2014, between the Company and U.S. Bank National Association, as trustee
4.2(A)	First Supplemental Indenture, dated September 29, 2014, between the Company and U.S. Bank National Association, as trustee
10.1(A)	Base Capped Call Confirmation, dated September 23, 2014, between the Company and Citibank, N.A.
10.2(A)	Base Capped Call Confirmation, dated September 23, 2014, among the Company, Deutsche Bank AG, London Branch, and Deutsche Bank Securities Inc., acting solely as agent
10.3(A)	Additional Capped Call Confirmation, dated September 25, 2014, between the Company and Citibank, N.A.
10.4(A)	Additional Capped Call Confirmation, dated September 25, 2014, among the Company, Deutsche Bank AG, London Branch, and Deutsche Bank Securities Inc., acting solely as agent
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(A)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 29, 2014  (File No. 001-35587).