Form 10-Q
period 2015-03-31
TESARO, Inc.
filed 2015-05-01
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, there were 40,001,423 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2014	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$256,861	$399,146
Other current assets	1,735	2,164
Total current assets	258,596	401,310

Property and equipment, net	1,022	1,078
Other assets	4,284	4,143
Total assets	$263,902	$406,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,089	$5,700
Accrued expenses	16,750	18,156
Other current liabilities	1,526	3,052
Total current liabilities	24,365	26,908

Convertible notes, net	115,481	117,507
Total liabilities	139,846	144,415

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2014 and March 31, 2015; no shares issued or outstanding at both December 31, 2014 and March 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2014 and March 31, 2015; 36,110,082 and 40,000,977 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	4	4
Additional paid-in capital	474,562	661,128
Accumulated deficit	(350,510)	(399,016)
Total stockholders’ equity	124,056	262,116
Total liabilities and stockholders’ equity	$263,902	$406,531

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and
Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Expenses:
Research and development	$28,117	$33,545
General and administrative	4,688	11,242
Acquired in-process research and development	17,000	—
Total expenses	49,805	44,787
Loss from operations	(49,805)	(44,787)

Interest expense	—	(3,726)
Interest income	5	7
Net loss	$(49,800)	$(48,506)

Net loss per share applicable to common stockholders — basic and diluted	$(1.43)	$(1.30)

Weighted-average number of common shares used in net loss per share applicable to common stockholders — basic and diluted	34,856	37,312

Comprehensive loss	$(49,800)	$(48,506)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Operating activities
Net loss	$(49,800)	$(48,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	17,000	—
Depreciation expense	63	99
Stock-based compensation expense	2,538	3,920
Non-cash interest expense	—	2,200
Loss on disposal of property and equipment	80	—
Changes in operating assets and liabilities:
Other assets	200	(352)
Accounts payable	486	(464)
Accrued expenses	2,310	1,277
Other liabilities	(16)	1,526
Net cash used in operating activities	(27,139)	(40,300)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	(17,000)	—
Purchase of property and equipment	(604)	(172)
Net cash used in investing activities	(17,604)	(172)

Financing activities
Proceeds from sale of common stock, net of issuance costs	94,199	179,950
Proceeds from exercise of stock options	519	2,807
Net cash provided by financing activities	94,718	182,757

Increase in cash and cash equivalents	49,975	142,285
Cash and cash equivalents at beginning of period	130,310	256,861
Cash and cash equivalents at end of period	$180,285	$399,146

Non-cash investing and financing activities
Common stock issuance costs — cash not paid as of period end	$—	$204
Purchase of property and equipment — cash not paid as of period end	$340	$—

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  Headquartered in Waltham, Massachusetts, TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses and develops oncology product candidates and, if approved for marketing, intends to commercialize these products.  Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of these product candidates, developing intellectual property, recruiting personnel and raising capital.  The Company intends to in-license or acquire additional product candidates across various stages of development, operates in one segment and has never earned revenue from its activities.  The Company is subject to a number of risks, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by TESARO in conformity with accounting principles generally accepted in the United States of America, or GAAP.

The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries: TESARO UK Limited, TESARO Securities Corporation and TESARO Development, Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company currently operates in one business segment, which is the identification, acquisition, development and commercialization of oncology therapeutics and supportive care product candidates, and has a single reporting and operating unit structure.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2014 and 2015.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, other comprehensive income and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to accrued clinical trial and manufacturing development expenses, which form part of the Company’s research and development expenses, and stock-based compensation expense.  Significant estimates in these consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense and valuation of convertible notes.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents.  Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper and U.S. government and U.S. government agency obligations.  Cash equivalents are reported at fair value.

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

Level 1 inputs                    Quoted prices in active markets for identical assets or liabilities

Level 2 inputs                    Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs                    Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2014 and March 31, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2014
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$254,840	$254,840	$—	$—
Total assets		$254,840	$254,840	$—	$—

		March 31, 2015
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$392,833	$392,833	$—	$—
Total assets		$392,833	$392,833	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of March 31, 2015, the carrying value of the Convertible Notes, net of unamortized discount, was $117.5 million and the fair value of the principal amount was $359.0 million.  The Convertible Notes are discussed in more detail in Note 4, “Convertible Notes.”

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

Acquired In-Process Research and Development Expense

The Company has acquired the rights to develop and commercialize new product candidates.  Up-front payments that relate to the acquisition of a new drug compound, as well as milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business,” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Royalties owed on future sales of the products licensed pursuant to the agreements are expensed in the period the related revenues are recognized.

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

New Accounting Pronouncements — Recently Issued

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its potential future revenue streams and consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

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

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2014	2015
Outstanding stock awards	3,364	4,807
Unvested restricted stock	31	—
	3,395	4,807

In September 2014, the Company issued Convertible Notes, which provide in certain situations for the conversion of the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at a predefined conversion rate.  See Note 4, “Convertible Notes”, for additional information.  In conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties.

The Capped Calls are expected generally to reduce the potential dilution, and/or offset, to on extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the Convertible Notes.

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The Convertible Notes were not convertible as of March 31, 2015.  The Convertible Notes first became convertible during the calendar quarter beginning on April 1, 2015.  Assuming conversion of all of the outstanding Convertible Notes as of April 1, 2015, the incremental shares that would be issued, after the consideration of the Capped Calls, is estimated to be approximately 0.6 million shares.

4.  Convertible Notes

On September 29, 2014, in a registered underwritten public offering, the Company completed the issuance of $201.3 million aggregate principal amount of the Convertible Notes.  In conjunction with the sale of the Convertible Notes, the Company used $20.8 million of the net proceeds to enter into separate Capped Calls.

The Convertible Notes bear interest at a rate of 3.00% per annum, payable semi-annually on April 1 and October 1, beginning from April 1, 2015, and will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  The Convertible Notes will mature on October 1, 2021, unless earlier converted or repurchased in accordance with their terms.  Prior to the close of business on the business day immediately preceding April 1, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods as discussed below, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion price of the Convertible Notes is approximately $35.13 per share of common stock at an initial conversion rate of 28.4627 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes.

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

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2015 (in thousands):

Three Months Ended
March 31, 2015
Contractual interest expense	$1,526
Amortization of debt discount	2,026
Amortization of debt issuance costs	174
Total interest expense	$3,726

5.  Stock-Based Compensation

The Company maintains several equity compensation plans, including the 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, the 2010 Stock Incentive Plan, or the 2010 Incentive Plan, and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP.

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (an additional 6,857 shares) plus the number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  In addition, each year starting with 2014, the number of shares available for grants of awards under the 2012 Incentive Plan is increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors.  Accordingly, effective January 1, 2014 and 2015, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 1,309,560 shares and 1,444,403 shares, respectively.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of stock options granted under the 2012 Incentive Plan is equal to the closing price of a share of the Company’s common stock on the grant date.

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Research and development	$910	$1,814
General and administrative	1,628	2,106
Total stock-based compensation expense	$2,538	$3,920

The following table presents a summary of the Company’s stock option activity and related information:

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2014	3,726,329	$18.82
Granted	1,220,617	53.17
Exercised	(135,895)	21.34
Cancelled	(21,232)	32.20
Outstanding at March 31, 2015	4,789,819	$27.44

Vested at March 31, 2015	1,751,265	$11.75
Vested and expected to vest at March 31, 2015 (a)	4,643,834	$26.94

(a)         This represents the number of vested options as of March 31, 2015, plus the number of unvested options expected to vest as of March 31, 2015, based on the unvested options at March 31, 2015, adjusted for the estimated forfeiture rate.

At March 31, 2015, there was approximately $64.9 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

In August 2014, the Company issued 19,500 restricted stock units, or RSUs, to certain employees, of which 3,900 vested during 2014.  No additional units have vested during the three months ended March 31, 2015.  These stock awards have performance conditions, pursuant to which vesting of the award is contingent on the occurrence of certain milestone events. As a result, the related compensation cost is recognized as an expense when the probability of the milestone is met.  At March 31, 2015, there was approximately $453,000 of unrecognized compensation cost related to the RSU grants.

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of March 31, 2015, 257,324 shares remained available for issuance.  During the three months ended March 31, 2014 and 2015, the Company did not issue any shares under the 2012 ESPP, and recognized approximately $0.1 million and $0.1 million in related stock-based compensation expense, respectively.

6.  Common Stock Transactions

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

In March 2015, the Company sold 3,755,000 shares of common stock, in an underwritten public offering at a price to the public of $51.00 per share, resulting in gross proceeds of approximately $191.5 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $179.7 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

7.  Income Taxes

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

For the three months ended March 31, 2014 and 2015, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the favorable tax attributes, the Company has recorded full valuation allowances against its otherwise recognizable net deferred tax assets at both December 31, 2014 and March 31, 2015.

8.  Commitments and Contingencies

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

Future minimum rental commitments under the lease as of March 31, 2015 were $1.3 million, $1.7 million and $0.8 million for the remainder of the year ending December 31, 2015, and the years ending December 31, 2016 and 2017, respectively.

The Company has entered into agreements with certain vendors for the provision of services, including services related to data management, clinical and commercial operation support and companion diagnostic development, that the Company is not contractually able to terminate for convenience and avoid any and all future obligations to the vendors.  Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Examples of forward looking statements contained in this report include statements regarding the following: our commercialization plans for rolapitant, including the potential timing of commercial launch of both the oral and IV formulations; our intent to in-license or acquire additional product candidates; our expectation that research and development and general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our rolapitant, niraparib and TSR-011 programs; our expectations regarding our discovery and development plans, including the expected timing, for immunotherapy antibodies; our anticipated royalty payments; our expectation that we will continue to incur significant expenses and that our operating losses and negative cash flows will continue to increase for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

These forward-looking statements involve substantial risks and uncertainties that could cause actual future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the uncertainties inherent in the execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, patient accrual rates for clinical trials, and other matters that could affect the timing of data, the potential regulatory approval, or the commercial availability of the Company’s product candidates. The following information and any forward-looking statements should be considered in light of these factors and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, including under the heading “Risk Factors.”

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

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We were founded in March 2010 by former executives of MGI PHARMA, Inc., an oncology and acute-care focused biopharmaceutical company.  We have in-licensed and are currently developing three oncology-related product candidates, rolapitant, niraparib and TSR-011. We submitted a new drug application, or NDA, for oral rolapitant to the United States Food and Drug Administration, or FDA, in September 2014.  If the NDA is approved by the FDA, oral rolapitant will become our first marketed product.  In March 2014, we added immuno-oncology programs by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets. We expect to file an investigational new drug application for our first immuno-oncology antibody, TSR-042, which targets PD-1, by the end of 2015.

•                  Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  We are developing both oral and intravenous formulations of rolapitant.  In December 2013, we announced top-line results for two Phase 3 trials of oral rolapitant and in May 2014, we announced top-line results for a third Phase 3 trial of oral rolapitant.  The primary endpoint was successfully achieved in each of these three trials.  Our NDA for oral rolapitant was accepted for review by the FDA in November 2014.  We are currently preparing to begin marketing oral rolapitant in the fourth quarter of 2015, assuming the NDA is approved on or about the Prescription Drug User Fee Act date of September 5, 2015.  The intravenous, or IV, formulation of rolapitant is currently in various Phase 1 clinical trials.  As part of a registration program for IV rolapitant, we have initiated a clinical study comparing the exposure of IV rolapitant and oral rolapitant.  In addition, in the first quarter of 2015, we initiated a clinical study to evaluate the safety of IV rolapitant to support an NDA submission, which we expect to submit following the commercial launch of oral rolapitant.

•                  Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  We refer to this Phase 3 trial as our NOVA trial.  In April 2014, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib in breast cancer patients with germline BRCA mutations.  We refer to this Phase 3 trial as our BRAVO trial.  In the first quarter of 2015, we initiated a Phase 2 clinical trial evaluating niraparib as a therapy for patients with ovarian cancer who have previously been treated with three or more regimens of therapy.  We dosed the first patient in this trial, which we refer to as our QUADRA trial, in April 2015.  Based on research related to PARP inhibitors generally, we believe that niraparib may be effective in several additional oncology settings.  Therefore, we also are collaborating with the Sarcoma Alliance for Research through Collaboration, or SARC, to evaluate niraparib in combination with temozolomide for the treatment of Ewing’s sarcoma as well as the Nordic Society of Gynecologic Oncology (in collaboration with the European Network for Gynaecological Oncological Trial groups) in their trial evaluating niraparib plus bevacizumab in ovarian cancer patients in a phase 1/2 trial referred to as the AVANOVA trial.  Additionally, we intend to evaluate niraparib as a first-line maintenance therapy in ovarian cancer patients and in advanced metastatic small cell lung cancer, or SCLC, patients.  We may also evaluate niraparib for the treatment of gastric and prostate cancer.

•                  TSR-011 is an orally available targeted anti-cancer agent that is a potent inhibitor of both anaplastic lymphoma kinase, or ALK, and tropomyosin-related kinase, or TRK, currently in a Phase 1/2a dose escalation clinical trial in cancer patients.  We have identified the maximum tolerated dose of TSR-011 and are now evaluating a fractionated 120mg dose of TSR-011 in patients with ALK or TRK expression, including those with ALK-positive, or ALK+, non-small cell lung cancer, or NSCLC, who have not been previously treated with ALK inhibitors, those with ALK+ NSCLC who have progressed during treatment with other ALK inhibitors, and in those patients with other tumor types driven by ALK or TRK. A controlled release formulation is now available and is being evaluated in the ongoing Phase 1/2a study.

•                  Immuno-Oncology Platform: PD-1, or programmed cell death protein 1, is a key immune checkpoint molecule that can limit T-cell-mediated immune responses.  The presence of the PD-1 ligand, or PD-L1, has been identified on many tumor types, and expression of PD-L1 has been linked to poor clinical outcomes in a variety of cancers.  Anti-PD-1 antibodies have demonstrated in vivo efficacy in tumor models and have shown promising results in several clinical studies.  In September 2014, the FDA approved KEYTRUDA®, and in December 2014, the FDA approved OPDIVO®, the first two approved anti-PD-1 antibodies, for the treatment of certain melanomas.  In March 2015, the FDA also approved OPDIVO® for the treatment of a type of NSCLC.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting TIM-3, LAG-3 and PD-1 and dual-reactive antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional dual-reactive combination.  We anticipate beginning clinical trials using TSR-042, the lead anti-PD-1 antibody product candidate that we have in-licensed as part of the agreement with AnaptysBio, in early 2016.  With respect to the TIM-3 and LAG-3 targets, we have either identified or are working toward identifying lead and backup compounds.  We intend to select lead and backup compounds for the dual-reactive PD-1/TIM-3 and PD-1/LAG-3 targets during the second half of 2015.  In addition, we are evaluating our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with niraparib, TSR-011 and other anti-tumor agents.

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

As of March 31, 2015, we had an accumulated deficit of $399.0 million.  Our net losses were $48.5 million, $171.0 million, $92.4 million, and $61.8 million for the three months ended March 31, 2015 and the years ended December 31, 2014, 2013 and 2012, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect 2015 operating expenses to increase over 2014 levels as we incur increased costs related to the advancement of our ongoing commercialization activities, including hiring our own sales force, developing our marketing infrastructure, executing related marketing and promotional programs, hiring consultants and establishing systems in preparation for the potential commercialization of oral rolapitant, costs related to the advancement of clinical trial and other development activities under our current development programs, such as IV rolapitant, niraparib and TSR-011, costs related to the immuno-oncology development activities under our collaboration with AnaptysBio, and costs related to potential future in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  For example, if our NDA submission for oral rolapitant is approved by the FDA, upon our first commercial sale we would be obligated to make a $15.0 million milestone payment to OPKO Health, or OPKO.  If we obtain regulatory approval for any of our product candidates, or in anticipation of obtaining regulatory approval, such as with respect to oral rolapitant, we expect that we will continue to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt. The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing and progress of the regulatory approval of oral rolapitant and our development, sales and marketing efforts. Accordingly, we will seek to fund our operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Rolapitant.  In December 2010, we entered into a license agreement with OPKO to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which we have similar rights and obligations as rolapitant, but which we are not currently advancing.  We are required to make development milestone payments to OPKO of up to an aggregate of $30.0 million, of which we have paid $5.0 million to date, if specified regulatory and initial commercial sales milestones are achieved in the U.S. and Europe.  In addition, we are required to make milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  If commercial sales of rolapitant commence, we are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of: (i) the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable, and (ii) 12 years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.  OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.

Rolapitant — Intravenous Formulation.  We are also developing a single dose intravenous rolapitant formulation with respect to which we have selected a single intravenous dose of 185mg for further development.  We have also completed a multiple ascending dose study of intravenous rolapitant that confirmed the safety and tolerability profiles and linear pharmacokinetics of repeat daily doses.  As part of a registration program for IV rolapitant we have initiated a clinical study comparing the exposure of the IV and oral formulations of rolapitant and we initiated a clinical study in the first quarter of 2015 to evaluate the safety of IV rolapitant to support an NDA submission, which we expect to submit following the commercial launch of oral rolapitant.

Niraparib.  In May 2012, we entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans.  We are not currently advancing MK-2512.  Under the terms of the license agreement, we have made two milestone payments to Merck, one in the amount of $1.9 million upon dosing of the first patient in our NOVA trial in July 2013 and one in the amount of $0.9 million upon dosing of the first patient in our BRAVO trial in April 2014.  We are required to make total milestone payments to Merck of up to $57.0 million in U.S. and European development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  If commercial sales of niraparib commence, we will pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis.

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib.  At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy.  We are evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer in our NOVA trial, which we initiated in July 2013.  We also initiated our QUADRA trial during the first quarter of 2015. QUADRA is a Phase 2 clinical trial of niraparib for the treatment of patients with ovarian cancer who have previously been treated with three or more regimens of therapy.  This trial is a single arm, open label study, targeted to enroll 225 patients who have previously received three or more lines of chemotherapy.  Endpoints include objective response rate and duration of response across platinum sensitive, platinum resistant, gBRCAmut and HRD patient subsets.  We further intend to initiate a clinical trial of niraparib in the first-line ovarian cancer maintenance setting, which we refer to as our PRIMA trial, during the second half of 2015. The PRIMA trial will include patients who have responded to first-line platinum chemotherapy.  Patients will likely be randomized 2:1 to receive niraparib or placebo.  The endpoints for this study will include progression free survival, PFS2, overall survival and safety.  We are also evaluating niraparib in breast cancer patients with germline BRCA mutations in our BRAVO trial, which we initiated in April 2014.

We also intend to evaluate niraparib in SCLC, including potentially as a first-line, maintenance therapy in advanced metastatic SCLC patients.  The SCLC study is currently planned to enroll patients with advanced metastatic SCLC who have received platinum-based chemotherapy and experienced a partial or complete response.  Endpoints will include progression free survival, overall survival, safety and quality of life.

Based on our analysis of third-party market research, we believe there will be approximately 10,000 eligible ovarian cancer patients in both the U.S. and in Europe, and approximately 20,000 eligible breast cancer patients in both the U.S. and in Europe at the time of potential launch.  Based on our analysis of third-party market research, we believe there are approximately 30,000 new cases of SCLC diagnosed in the U.S. annually, representing 13% of all lung cancers.  We plan to begin enrollment of patients in a trial in the second half of 2015.

We also sponsor certain investigator sponsored trials investigating the use of niraparib in various other settings.  We may also evaluate niraparib for the treatment of gastric and prostate cancer.

TSR-011.  In March 2011, we entered into a license agreement with Amgen, Inc., or Amgen, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell certain licensed ALK inhibitor compounds, including TSR-011.  Under the terms of the license agreement, we made a milestone payment of $1.0 million.  We are required to make total milestone payments to Amgen of up to an aggregate of $138.0 million if specified clinical development, regulatory, initial commercialization and annual net product sales milestones are achieved.  If commercial sales of a product commence, we will pay Amgen tiered royalties at percentage rates ranging from the mid-single digits to slightly above the single digits based on cumulative worldwide net sales until the later of the last patent licensed from Amgen covering the product, the loss of regulatory exclusivity for the product, or the tenth anniversary of the first commercial sale of the product, in all cases, on a country-by-country and product-by-product basis. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize the licensed product candidates.  We are currently conducting a Phase 1/2a dose escalation clinical trial in cancer patients.

Immuno-Oncology Platform.  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a privately-held therapeutic antibody company, which we expanded by amending the agreement in November 2014.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of immunotherapy antibody product candidates targeting TIM-3, LAG-3 and PD-1 (TSR-042) and dual-reactive antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional dual-reactive combination. Under this amended agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

Under the terms of the amended agreement, we are required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of the four development programs, we will be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of March 31, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $399.1 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through December 31, 2014, we received $383.9 million in proceeds, net of underwriting discounts and commissions and offering expenses, from public offerings of common stock and private placements of convertible preferred stock.  In March 2015, we completed a public offering of our common stock whereby we sold an additional 3,755,000 shares of our common stock at a price to the public of $51.00 per share and received approximately $179.7 million in proceeds, net of underwriting discounts and commissions and offering expenses.  On September 29, 2014, we issued $201.3 million aggregate principal amount of Convertible Notes, with net proceeds of $194.7 million, and we used $20.8 million of the proceeds from this transaction to enter into capped call option transactions, or Capped Calls, associated with the Convertible Notes.

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

Research and development costs are expensed as incurred.  License fees and development milestone payments related to in-licensed products and technology are expensed as acquired in-process research and development if it is determined that they have no alternative future use.  Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will increase from 2014 levels, depending on the progress of our clinical development programs as well as expected increasing costs associated with our collaboration with AnaptysBio, manufacturing related costs, and potential development milestone payments.  More specifically, we expect costs to increase as we: continue our currently ongoing Phase 2 and 3 trials for, and initiate additional investigative studies related to, niraparib; continue clinical and other development activities for the IV formulation of rolapitant as well as TSR-011; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform; and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed product candidates for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	10,370	7,018
Rolapitant total	10,370	7,018

Niraparib Expenses
Acquired in-process research and development	—	—
Research and development	9,183	12,977
Niraparib total	9,183	12,977

TSR-011 Expenses
Acquired in-process research and development	—	—
Research and development	2,210	1,277
TSR-011 total	2,210	1,277

Immuno-Oncology Platform Expenses
Acquired in-process research and development	17,000	—
Research and development	244	3,060
Immuno-Oncology Platform total	17,244	3,060

Personnel and Other Expenses	6,110	9,213

Total	$45,117	$33,545

For further discussion of the changes in our research and development expenses with respect to the three months ended March 31, 2015 and the corresponding period of 2014, see “Results of Operations — Comparison of the Three Months Ended March 31, 2014 and 2015 — Research and Development Expenses” below.

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

We anticipate that our general and administrative expenses will increase in the future in support of both our preparation for the potential commercialization of our product candidates and continued research and development activities, as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel, including the hiring of our own sales force, continuing the development of our marketing infrastructure, executing related marketing and promotional programs, hiring consultants, establishing information technology systems, and legal and other professional fees, among other expenses.  Additionally, if we obtain regulatory approval of a product candidate, we anticipate that we will continue to incur significant increases in payroll and other expenses relating to the sales and marketing of our products.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes and interest income earned on cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2015

	Three Months Ended March 31,		Increase/
	2014	2015	(Decrease)
	(in thousands)
Expenses:
Research and development	$28,117	$33,545	$5,428
General and administrative	4,688	11,242	6,554
Acquired in-process research and development	17,000	—	(17,000)
Total expenses	49,805	44,787	(5,018)

Loss from operations	(49,805)	(44,787)	5,018
Other income (expense), net	5	(3,719)	(3,724)

Net loss	$(49,800)	$(48,506)	$1,294

Research and Development Expenses.  Research and development expenses were $33.5 million for the three months ended March 31, 2015, compared to $28.1 million for the three months ended March 31, 2014, an increase of $5.4 million.  The increase was primarily due to higher expenses related to the development of niraparib and our immuno-oncology platform, partially offset by lower expenses associated with the development of rolapitant and TSR-011.  Significant changes resulting in this increase included:

•                  an increase of $3.8 million in costs associated with niraparib development activities, primarily related to the NOVA trial, due to increases in trial sites and subject enrollment, the initiation of the QUADRA trial in the first quarter of 2015, and the continued progress of the BRAVO trial, partially offset by lower costs relating to drug substance and drug product development and manufacturing as well as clinical supply distribution;

•                  an increase of $2.8 million in costs associated with our immuno-oncology platform strategy primarily due to the current year period representing a full quarter of effort on all of our current antibody candidates, whereas prior year expense represented effort on only those candidates identified in the initial collaboration and exclusive license agreement with AnaptysBio, which was executed during March 2014;

•                  an increase of $2.2 million in personnel and other costs (excluding stock-based compensation) primarily related to increased research and development headcount supporting the growth of our development activities;

•                  a decrease of $3.4 million in costs associated with rolapitant development activities, primarily due to lower costs related to the recently completed oral rolapitant Phase 3 clinical trials, partially offset by increases in costs relating to IV rolapitant Phase 1 bioequivalence, safety and other studies; and

•                  a decrease of $0.9 million in costs associated with our TSR-011 development activities.

In addition, stock-based compensation expense included in research and development expenses increased $0.9 million, related to increased awards of employee stock options and higher grant-date fair values of those awards.

General and Administrative Expenses.  General and administrative expenses were $11.2 million for the three months ended March 31, 2015, compared to $4.7 million for the three months ended March 31, 2014, an increase of $6.5 million.  The increase was primarily due to increases of $3.4 million in salaries, benefits and other personnel-related costs, $2.6 million in professional and consulting fees and other expenses to support corporate operational and pre-commercialization activities and an increase of $0.5 million in stock-based compensation expense.

Acquired In-Process Research and Development Expenses.  There were no acquired in-process research and development expenses for the three months ended March 31, 2015.  We recorded $17.0 million in acquired in-process research and development expenses for the three months ended March 31, 2014, consisting of an up-front payment related to the collaboration and exclusive license agreement with AnaptysBio.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes, and interest income earned on cash and cash equivalents.  Interest expense increased by $3.7 million in the three months ended March 31, 2015, as there was no interest expense in the prior year period.  Interest income increased from $5,000 in the three months ended March 31, 2014 to $7,000 in the three months ended March 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue.  As of March 31, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $399.1 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through December 31, 2014, including our 2012 initial public offering, we raised a total of $383.9 million in net cash proceeds from private placements of convertible preferred stock and public offerings of common stock.  In March 2015, we completed a public offering of our common stock whereby we sold an additional 3,755,000 shares of our common stock at a price to the public of $51.00 per share and received approximately $179.7 million in proceeds, net of underwriting discounts and commissions and offering expenses.

On September 29, 2014, we completed the issuance of $201.3 million aggregate principal amount of senior convertible notes, generating proceeds, net of underwriting discounts, commissions and offering expenses, of $194.7 million.  In conjunction with the sale of the Convertible Notes, we used approximately $20.8 million of the net proceeds to enter into Capped Calls with certain counterparties.  The Capped Calls are expected generally to reduce the potential dilution, and/or offset, to on extent, the cash payments we may choose to make in excess of the principal amount, upon conversion of the Convertible Notes.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2014	2015
Net cash provided by (used in):
Operating activities	$(27,139)	$(40,300)
Investing activities	(17,604)	(172)
Financing activities	94,718	182,757
Increase in cash and cash equivalents	$49,975	$142,285

Cash Flows from Operating Activities

The use of cash in operating activities during both the three months ended March 31, 2014 and 2015 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $13.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in expenses related to pre-commercialization activities and an increase in external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform.  Higher costs associated with increased employee headcount and pre-launch commercial activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our oral rolapitant and TSR-011 programs.

Cash Flows from Investing Activities

The decrease of $17.4 million in net cash used in investing activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due primarily to the $17.0 million up-front payment made in the three months ended March 31, 2014 in connection with the collaboration and exclusive license agreement with AnaptysBio for our immuno-oncology platform.  We did not make any similar payments during the three months ended March 31, 2015.  Cash used for capital expenditures decreased by $0.4 million, primarily due to purchases of furniture and other fixed assets for the additional office space we leased at our headquarters in Waltham, Massachusetts beginning in the first quarter of 2014.

Cash Flows from Financing Activities

The increase of $88.0 million in net cash provided by financing activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due primarily to completed public offerings of our common stock in each period.  The current year period included cash proceeds of $180.0 million from the closing of our March 2015 public offering of common stock, compared to cash proceeds of $94.2 million in the prior year period from the closing of our February 2014 public offering of common stock (both amounts net of underwriting discounts and commissions and offering expenses).  Also, cash proceeds from exercises of employee stock options increased by $2.3 million during the current year period.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect 2015 operating expenses to increase over 2014 levels as we incur increased costs related to the advancement of our ongoing commercialization activities, including hiring our own sales force, developing our marketing infrastructure, executing related marketing and promotional programs, hiring consultants and establishing systems in preparation for the potential commercialization of oral rolapitant, costs related to the advancement of clinical trial and other development activities under our current development programs, such as IV rolapitant, niraparib and TSR-011, costs related to the immuno-oncology development activities under our collaboration with AnaptysBio, and costs related to potential future in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We believe that our existing cash and cash equivalents will be sufficient to fund our cash flow requirements, including any license payments or milestone obligations that may arise, required costs relating to our March 2014 collaboration and exclusive license agreement with AnaptysBio and cash interest obligations related to our Convertible Notes, through at least the 12 months following the filing of this Quarterly Report on Form 10-Q.  However, we expect to require additional capital for the further development and potential commercialization of our product candidates and may also need to raise additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the Convertible Notes at maturity or, at our election, upon conversion.

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

•                  the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license, including our current and potential future Phase 2 and 3 clinical trials for niraparib;

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have not been any material changes to our critical accounting policies since December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $399.1 million and $256.9 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the three months ending March 31, 2015.

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

Item 1A. Risk Factors.

An investment in our stock involves a high degree of risk.  You should carefully consider the risks set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	May 1, 2015

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	May 1, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+	Form of Non-Qualified Stock Option Agreement
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+              Indicates management contract or compensatory plan.