Form 10-Q
period 2015-06-30
TESARO, Inc.
filed 2015-08-07
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, there were 40,026,328 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2014	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$256,861	$354,369
Other current assets	1,735	2,871
Total current assets	258,596	357,240

Property and equipment, net	1,022	2,177
Other assets	4,284	3,960
Total assets	$263,902	$363,377

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,089	$9,623
Accrued expenses	16,750	24,791
Other current liabilities	1,526	1,559
Total current liabilities	24,365	35,973

Convertible notes, net	115,481	119,685
Total liabilities	139,846	155,658

Commitments and contingencies (Note 8 and 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2014 and June 30, 2015; no shares issued or outstanding at both December 31, 2014 and June 30, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2014 and June 30, 2015; 36,110,082 and 40,026,328 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	4	4
Additional paid-in capital	474,562	667,288
Accumulated deficit	(350,510)	(459,573)
Total stockholders’ equity	124,056	207,719
Total liabilities and stockholders’ equity	$263,902	$363,377

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Expenses:
Research and development	$30,569	$38,930	$58,686	$72,475
General and administrative	5,587	16,783	10,275	28,025
Acquired in-process research and development	900	1,000	17,900	1,000
Total expenses	37,056	56,713	86,861	101,500
Loss from operations	(37,056)	(56,713)	(86,861)	(101,500)

Interest expense	—	(3,853)	—	(7,579)
Interest income	5	9	10	16
Net loss	$(37,051)	$(60,557)	$(86,851)	$(109,063)

Net loss per share applicable to common stockholders - basic and diluted	$(1.03)	$(1.51)	$(2.45)	$(2.82)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	35,982	40,008	35,422	38,667

Comprehensive loss	$(37,051)	$(60,557)	$(86,851)	$(109,063)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Operating activities
Net loss	$(86,851)	$(109,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	17,900	1,000
Depreciation expense	158	227
Stock-based compensation expense	5,640	9,381
Non-cash interest expense	—	4,544
Loss on disposal of property and equipment	80	—
Changes in operating assets and liabilities:
Other assets	530	(1,136)
Accounts payable	980	2,303
Accrued expenses	6,015	7,806
Other liabilities	(16)	33
Net cash used in operating activities	(55,564)	(84,905)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	(17,900)	—
Purchase of property and equipment	(945)	(943)
Net cash used in investing activities	(18,845)	(943)

Financing activities
Proceeds from sale of common stock, net of issuance costs	94,199	179,763
Proceeds from exercise of stock options	868	3,345
Proceeds from issuance of common stock under Employee Stock Purchase Plan	120	248
Net cash provided by financing activities	95,187	183,356

Increase in cash and cash equivalents	20,778	97,508
Cash and cash equivalents at beginning of period	130,310	256,861
Cash and cash equivalents at end of period	$151,088	$354,369

Non-cash investing and financing activities
Purchase of property and equipment - cash not paid as of period end	$—	$456
Acquired in-process research and development - milestone not paid as of period end	$—	$1,000

Supplemental cash flow information
Interest paid	$—	$3,052

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2014 and 2015.

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

Level 1 inputs                    Quoted prices in active markets for identical assets or liabilities

Level 2 inputs                    Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs                    Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2014 and June 30, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2014
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$254,840	$254,840	$—	$—
Total assets		$254,840	$254,840	$—	$—

		June 30, 2015
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$349,783	$349,783	$—	$—
Total assets		$349,783	$349,783	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of June 30, 2015, the carrying value of the Convertible Notes, net of unamortized discount, was $119.7 million and the estimated fair value of the principal amount was $365.9 million.  The Convertible Notes are discussed in more detail in Note 4, “Convertible Notes.”

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

Acquired In-Process Research and Development Expense

The Company has acquired the rights to develop and commercialize new product candidates.  Up-front payments that relate to the acquisition of a new drug compound, as well as milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the acquisition did not also include processes or activities that would constitute a “business,” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.  Royalties owed on future sales of the products licensed pursuant to the agreements are expensed in the period the related revenues are recognized.

Stock-Based Compensation Expense

Stock-based compensation is recognized as expense for each stock-based award based on its estimated fair value.  The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model.  The Company determines the fair value of each restricted stock unit at its grant date based on the fair market value of its common stock.  The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.  The cumulative effect of any changes to the estimated forfeiture rates are accounted for as an adjustment to expense in the period of the change.

New Accounting Pronouncements - Recently Issued

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  On July 9, 2015, the FASB approved a deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its potential future revenue streams and consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  The amendment must be applied retrospectively such that the balance sheet of each individual period presented is adjusted to reflect the period-specific impact of using the new guidance.  Upon transition, a business must adhere to the appropriate disclosures for an adjustment in an accounting principle.  Such disclosures include why the change in accounting principle is occurring, the transition method, an explanation of the prior period information that was retrospectively adjusted, and how the change impacts the financial statement line items (i.e., debt issuance cost asset and the debt liability).  The Company is currently in the process of evaluating the timing of adoption.  If the Company had adopted this guidance as of June 30, 2015, the impact would have been to decrease “Other assets” and “Convertible notes, net” by $3.2 million as of June 30, 2015.

In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance will not change GAAP for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date, or (2) retrospectively.  For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change.  For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.  Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock, restricted stock units, and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2014	2015
Outstanding stock awards	3,612	5,448
Unvested restricted stock	22	—
Shares issuable upon conversion of Convertible Notes	—	1,076
	3,634	6,524

In September 2014, the Company issued Convertible Notes, which provide in certain situations for the conversion of the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at a predefined conversion rate.  See Note 4, “Convertible Notes”, for additional information.  In conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties.  The Capped Calls are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the Convertible Notes.

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The Convertible Notes first became convertible during the calendar quarter beginning on April 1, 2015.  The share figure in the table above represents the estimated incremental shares that would be issued, after the consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of June 30, 2015.

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

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Contractual interest expense	$1,509	$3,035
Amortization of debt discount	2,178	4,204
Amortization of debt issuance costs	166	340
Total interest expense	$3,853	$7,579

During the three and six months ended June 30, 2015 the Company paid $3.1 million in interest related to the Convertible Notes.

5.  Stock-Based Compensation

The Company maintains several equity compensation plans, including the 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, the 2010 Stock Incentive Plan, or the 2010 Incentive Plan, the 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan, and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP.

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (an additional 6,857 shares) plus the number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  In addition, each year starting with 2014, the number of shares available for grants of awards under the 2012 Incentive Plan is increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors.  Accordingly, effective January 1, 2014 and 2015, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 1,309,560 shares and 1,444,403 shares, respectively.  On May 14, 2015, the stockholders of the Company approved an increase of 2,000,000 shares of common stock available for grant under the 2012 Incentive Plan.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of stock options granted under the 2012 Incentive Plan is equal to the closing price of a share of the Company’s common stock on the grant date.

On May 14, 2015, the stockholders of the Company approved the 2015 Director Plan, which had been previously adopted by the board of directors in order to have a plan in addition to the 2012 Incentive Plan for purposes of granting awards to non-employee directors.  The 2015 Director Plan allows the Company to grant awards for up to 500,000 shares of common stock.  Awards under the 2015 Director Plan may include the following award types: stock options; stock appreciation rights; restricted stock; restricted stock units; unrestricted stock; or any combination of the foregoing.  The exercise price of stock options granted under the 2015 Director Plan is equal to the closing price of a share of the Company’s common stock on the grant date.

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Research and development	$1,454	$2,211	$2,364	$4,025
General and administrative	1,648	3,249	3,276	5,356
Total stock-based compensation expense	$3,102	$5,460	$5,640	$9,381

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2014	3,726,329	$18.82
Granted	1,942,582	54.91
Exercised	(150,294)	22.26
Cancelled	(134,334)	37.81
Outstanding at June 30, 2015	5,384,283	$31.27

Vested at June 30, 2015	2,129,131	$14.18
Vested and expected to vest at June 30, 2015 (a)	5,042,367	$30.08

(a)         This represents the number of vested options as of June 30, 2015, plus the number of unvested options expected to vest as of June 30, 2015, based on the unvested options at June 30, 2015, adjusted for the estimated forfeiture rate.

At June 30, 2015, there was approximately $81.0 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.

Restricted Stock Units

During the three months ended June 30, 2015, the Company issued 50,000 restricted stock units, or RSUs, to certain employees.  These RSUs are subject to time-based vesting.  At June 30, 2015, there was approximately $2.8 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 4.0 years.  All 50,000 RSUs remain outstanding at June 30, 2015.

In August 2014, the Company issued 19,500 RSUs to certain employees, of which 3,900 vested during 2014 and no additional units have vested.  During the six months ended June 30, 2015, 3,600 of these RSUs were cancelled.  These stock awards have performance conditions, pursuant to which vesting of the award is contingent on the occurrence of certain milestone events.  As a result, the related compensation cost is recognized as an expense when the probability of the milestone is deemed probable.  At June 30, 2015, there was approximately $0.3 million of unrecognized compensation cost related to the RSU grants.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of June 30, 2015, 249,801 shares remained available for issuance.  During the six months ended June 30, 2014 and 2015, the Company issued 5,372 and 7,523 shares, respectively, under the 2012 ESPP, and recognized approximately $0.1 million and $0.1 million in related stock-based compensation expense, respectively.

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

In March 2015, the Company sold 3,755,000 shares of common stock, in an underwritten public offering at a price to the public of $51.00 per share, resulting in gross proceeds of approximately $191.5 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $179.8 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

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

For the three and six months ended June 30, 2014 and 2015, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the favorable tax attributes, the Company has recorded full valuation allowances against its otherwise recognizable net deferred tax assets at both December 31, 2014 and June 30, 2015.

8.  Commitments and Contingencies

The Company leases office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  In April 2015, the Company amended its lease to add an additional 17,700 square feet to its existing leased office space of 53,200 square feet, increasing the total to approximately 70,900 square feet.  The term of the lease commenced April 1, 2013 and continues through June 30, 2017.  The lease agreement provides for one month of free rent with respect to a portion of the leased premises and a tenant improvement allowance of $0.1 million.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the lease as of June 30, 2015 were $1.2 million, $2.3 million and $1.2 million for the remainder of the year ending December 31, 2015, and the years ending December 31, 2016 and 2017, respectively.

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

9.  Collaboration Arrangements

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck will share in the costs of the study equally, with certain exceptions.  The Company records cost-sharing payments received from Merck as reductions of research and development expense.

The Company and Merck have the right to terminate the agreement, prior to the study completion date, in the event of the other party’s uncured breach or insolvency, and in certain other circumstances agreed to by the parties.  Costs incurred by the Company related to this study were insignificant during the three months ended June 30, 2015.

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

Examples of forward looking statements contained in this report include statements regarding the following: our commercialization plans for rolapitant, including the potential timing of commercial launch of both the oral and IV formulations; our intent to in-license or acquire additional product candidates; our expectation that research and development and general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our rolapitant, niraparib, TSR-011 and TSR-042 programs; our expectations regarding our discovery and development plans, including the expected timing, for immunotherapy antibodies; our anticipated royalty payments; our expectation that we will continue to incur significant expenses, including increases in our general and administrative expenses, and that our operating losses and negative cash flows will continue to increase for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We were founded in March 2010 by former executives of MGI PHARMA, Inc., an oncology and acute-care focused biopharmaceutical company.  We have in-licensed and are currently developing three oncology-related product candidates, rolapitant, niraparib and TSR-011.  We submitted a new drug application, or NDA, for oral rolapitant to the United States Food and Drug Administration, or FDA, in September 2014.  If the NDA is approved by the FDA, oral rolapitant will become our first marketed product.  In March 2014, we added immuno-oncology programs to our portfolio of product candidates by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets. We expect to file an investigational new drug application for our first immuno-oncology antibody, TSR-042, which targets PD-1, by the end of 2015.

•                  Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  We are developing both oral and intravenous formulations of rolapitant.  In December 2013, we announced top-line results for two Phase 3 trials of oral rolapitant and in May 2014, we announced top-line results for a third Phase 3 trial of oral rolapitant.  The primary endpoint was successfully achieved in each of these three trials.  Our NDA for oral rolapitant was accepted for review by the FDA in November 2014.  We are currently preparing to begin marketing oral rolapitant in the fourth quarter of 2015, assuming the NDA is approved on or about the Prescription Drug User Fee Act date of September 5, 2015.  The intravenous, or IV, formulation of rolapitant is currently in various Phase 1 clinical trials.  As part of a registration program for IV rolapitant, we have successfully completed a clinical study comparing the exposure of IV rolapitant and oral rolapitant.  In addition, in the first quarter of 2015, we initiated a clinical study to evaluate the safety of IV rolapitant to support an NDA submission, which we expect to submit following the commercial launch of oral rolapitant, assuming the oral rolapitant NDA is approved.

•                  Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  In July 2013, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer.  We refer to this Phase 3 trial as our NOVA trial.  In April 2015, enrollment was completed for the NOVA trial.  In April 2014, we dosed the first patient in a Phase 3 clinical trial evaluating niraparib in breast cancer patients with germline BRCA mutations.  We refer to this Phase 3 trial as our BRAVO trial.  In the first quarter of 2015, we initiated a Phase 2 clinical trial evaluating niraparib as a therapy for patients with ovarian cancer who have previously been treated with three or more regimens of therapy.  We dosed the first patient in this trial, which we refer to as our QUADRA trial, in April 2015.  In May 2015, we entered into a research agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  We also are collaborating with the Sarcoma Alliance for Research through Collaboration, or SARC, to evaluate niraparib in combination with chemotherapy for the treatment of Ewing’s sarcoma, as well as the Nordic Society of Gynecologic Oncology (in collaboration with the European Network for Gynaecological Oncological Trial groups) in their trial evaluating niraparib plus bevacizumab in ovarian cancer patients in a Phase 1/2 trial referred to as the AVANOVA trial.  Additionally, we intend to evaluate niraparib in the first-line setting in ovarian cancer patients.  Based on research related to PARP inhibitors generally, we believe that niraparib may also be active in the treatment of several other tumor types.

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

•                  Immuno-Oncology Platform: PD-1, or programmed cell death protein 1, is a key immune checkpoint molecule that can limit T-cell-mediated immune responses.  The presence of the PD-1 ligand, or PD-L1, has been identified on many tumor types, and expression of PD-L1 has been linked to poor clinical outcomes in a variety of cancers.  Anti-PD-1 antibodies have demonstrated in vivo efficacy in tumor models and have shown promising results in several clinical studies.  In September 2014, the FDA approved KEYTRUDA®, and in December 2014, the FDA approved OPDIVO®, the first two approved anti-PD-1 antibodies, for the treatment of certain melanomas.  In March 2015, the FDA also approved OPDIVO® for the treatment of a type of NSCLC.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting TIM-3, LAG-3 and PD-1 and bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination.  We anticipate beginning clinical trials using TSR-042, the lead anti-PD-1 antibody product candidate that we have in-licensed as part of the agreement with AnaptysBio, in early 2016.  With respect to the TIM-3 and LAG-3 targets, we have either identified or are working toward identifying lead and backup compounds.  We intend to select lead and backup compounds for the bi-specific PD-1/TIM-3 and PD-1/LAG-3 targets during the second half of 2015.  In addition, we are evaluating our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with niraparib, TSR-011 and other anti-tumor agents.

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

As of June 30, 2015, we had an accumulated deficit of $459.6 million.  Our net losses were $109.1 million, $171.0 million, $92.4 million, and $61.8 million for the six months ended June 30, 2015 and the years ended December 31, 2014, 2013 and 2012, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect 2015 operating expenses to continue to increase over current levels as we incur increased costs related to the advancement of our ongoing commercialization activities, including hiring our own sales force, developing our marketing infrastructure, executing related marketing and promotional programs, hiring consultants and establishing systems in preparation for the potential commercialization of oral rolapitant, costs related to the advancement of clinical trial and other development activities under our current development programs, such as IV rolapitant, niraparib and TSR-011, costs related to the immuno-oncology development activities under our collaboration with AnaptysBio, and costs related to potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  For example, if our NDA submission for oral rolapitant is approved by the FDA, upon our first commercial sale we would be obligated to make a $15.0 million milestone payment to OPKO Health, or OPKO.  If we obtain regulatory approval for any of our product candidates, or in anticipation of obtaining regulatory approval, such as with respect to oral rolapitant, we expect that we will continue to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing and progress of the regulatory approval of oral rolapitant and our development, sales and marketing efforts.  Accordingly, we will seek to fund our operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Rolapitant.  In December 2010, we entered into a license agreement with OPKO to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which we have similar rights and obligations as rolapitant, but which we are not currently advancing.  We are required to make development milestone payments to OPKO of up to an aggregate of $30.0 million, of which we have paid $5.0 million to date, if specified regulatory and initial commercial sales milestones are achieved in the U.S. and Europe.  In addition, we are required to make milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  If commercial sales of rolapitant commence, we are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of (i) the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable, and (ii) 12 years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.  OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States.  We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.

Rolapitant — Intravenous Formulation.  We are also developing a single dose intravenous rolapitant formulation with respect to which we have selected a single intravenous dose of 185mg for further development.  We have also completed a multiple ascending dose study of intravenous rolapitant that confirmed the safety and tolerability profiles and linear pharmacokinetics of repeat daily doses.  As part of a registration program for IV rolapitant, we have successfully completed a clinical study comparing the exposure of the IV and oral formulations of rolapitant and we initiated a clinical study in the first quarter of 2015 to evaluate the safety of IV rolapitant to support an NDA submission, which we expect to submit following the commercial launch of oral rolapitant.

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

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib.  At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy.  We are evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer in our NOVA trial, which we initiated in July 2013.  In April 2015, enrollment was completed for the NOVA trial.  We also initiated our QUADRA trial during the first quarter of 2015.  QUADRA is a Phase 2 clinical trial of niraparib for the treatment of patients with ovarian cancer who have previously been treated with three or more regimens of therapy.  This trial is a single arm, open label study, targeted to enroll 225 patients who have previously received three or more lines of chemotherapy.  Endpoints include objective response rate and duration of response across platinum sensitive, platinum resistant, gBRCAmut and HRD patient subsets.  We further intend to initiate a clinical trial of niraparib in the first-line ovarian cancer setting, which we refer to as our PRIMA trial, during the second half of 2015.  The PRIMA trial will include patients who have responded to first-line platinum chemotherapy.  Patients will likely be randomized 2:1 to receive niraparib or placebo.  The endpoints for this study will include progression free survival, PFS2, overall survival and safety.  We are also evaluating niraparib in breast cancer patients with germline BRCA mutations in our BRAVO trial, which we initiated in April 2014.  We also sponsor certain investigator sponsored trials investigating the use of niraparib in various other tumor types.

In May 2015, we entered into a research agreement with Merck to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.

TSR-011.  In March 2011, we entered into a license agreement with Amgen, Inc., or Amgen, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell certain licensed ALK inhibitor compounds, including TSR-011.  Under the terms of the license agreement, we have made a milestone payment of $1.0 million.  We are required to make total milestone payments to Amgen of up to an aggregate of $138.0 million if specified clinical development, regulatory, initial commercialization and annual net product sales milestones are achieved.  If commercial sales of a product commence, we will pay Amgen tiered royalties at percentage rates ranging from the mid-single digits to slightly above the single digits based on cumulative worldwide net sales until the later of the last patent licensed from Amgen covering the product, the loss of regulatory exclusivity for the product, or the tenth anniversary of the first commercial sale of the product, in all cases, on a country-by-country and product-by-product basis.  We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize the licensed product candidates.  We are currently conducting a Phase 1/2a dose escalation clinical trial in cancer patients.

Immuno-Oncology Platform.  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a privately-held therapeutic antibody company, which we expanded by amending the agreement in November

2014.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of immunotherapy antibody product candidates targeting TIM-3, LAG-3 and PD-1 (TSR-042) and bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination.  Under this amended agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

Under the terms of the amended agreement, we are required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of the four development programs, we will be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, of which we have incurred $1.0 million to date, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of June 30, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $354.4 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through December 31, 2014, we received $383.9 million in proceeds, net of underwriting discounts and commissions and offering expenses, from public offerings of common stock and private placements of convertible preferred stock.  In March 2015, we completed a public offering of our common stock whereby we sold an additional 3,755,000 shares of our common stock at a price to the public of $51.00 per share and received approximately $179.8 million in proceeds, net of underwriting discounts and commissions and offering expenses.  On September 29, 2014, we issued $201.3 million aggregate principal amount of Convertible Notes, with net proceeds of $194.7 million, and we used $20.8 million of the proceeds from this transaction to enter into capped call option transactions, or Capped Calls, associated with the Convertible Notes.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs as well as expected increasing costs associated with our collaboration with AnaptysBio, manufacturing related costs, and potential development milestone payments.  More specifically, we expect costs to increase as we: continue our currently ongoing Phase 2 and 3 trials for, and initiate additional investigative and collaborative studies related to, niraparib; continue clinical and other development activities for the IV formulation of rolapitant as well as TSR-011; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform; and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed product candidates for the six months ended June 30, 2014 and 2015 (in thousands):

	Six Months Ended June 30,
	2014	2015
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	18,366	15,571
Rolapitant total	18,366	15,571

Niraparib Expenses
Acquired in-process research and development	900	—
Research and development	22,012	26,378
Niraparib total	22,912	26,378

TSR-011 Expenses
Acquired in-process research and development	—	—
Research and development	3,723	2,823
TSR-011 total	3,723	2,823

Immuno-Oncology Platform Expenses
Acquired in-process research and development	17,000	1,000
Research and development	1,547	8,787
Immuno-Oncology Platform total	18,547	9,787

Personnel and Other Expenses	13,038	18,916

Total	$76,586	$73,475

For further discussion of the changes in our research and development expenses with respect to the six months ended June 30, 2015 and the corresponding period of 2014, see “Results of Operations — Comparison of the Six Months Ended June 30, 2014 and 2015 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive and other administrative or non-research and development functions.  Other general and administrative expenses include certain facility-related costs, communication expenses, pre-commercialization activities and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our general and administrative expenses will continue to increase in the future in support of both our preparation for the potential commercialization of our product candidates and continued research and development activities, as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel, including the hiring of our own sales force, continuing the development of our marketing infrastructure, executing related marketing and promotional programs, hiring consultants, establishing information technology systems, and legal and other professional fees, among other expenses.  Additionally, if we obtain regulatory approval of a product candidate, we anticipate that we will continue to incur significant increases in payroll and other expenses relating to the sales and marketing of our products.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes and interest income earned on cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2015

	Three Months Ended June 30,		Increase/
	2014	2015	(Decrease)
	(in thousands)
Expenses:
Research and development	$30,569	$38,930	$8,361
General and administrative	5,587	16,783	11,196
Acquired in-process research and development	900	1,000	100
Total expenses	37,056	56,713	19,657

Loss from operations	(37,056)	(56,713)	(19,657)
Other income (expense), net	5	(3,844)	(3,849)

Net loss	$(37,051)	$(60,557)	$(23,506)

Research and Development Expenses.  Research and development expenses were $38.9 million for the three months ended June 30, 2015, compared to $30.6 million for the three months ended June 30, 2014, an increase of $8.4 million.  The increase was primarily due to higher expenses related to the development of our immuno-oncology platform, niraparib and rolapitant.  Significant changes resulting in this increase included:

•                  an increase of $4.4 million in costs associated with our immuno-oncology platform strategy due to increased costs related to biologics manufacturing as well as non-clinical and other immuno-oncology program research activities;

•                  an increase of $1.2 million in costs associated with niraparib and rolapitant development activities, primarily related to the progression of niraparib and intravenous rolapitant clinical trials, partially offset by lower oral rolapitant clinical costs; and

•                  an increase of $2.0 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $0.8 million, primarily related to increased awards of employee stock options and higher grant-date fair values of those awards.

General and Administrative Expenses.  General and administrative expenses were $16.8 million for the three months ended June 30, 2015, compared to $5.6 million for the three months ended June 30, 2014, an increase of $11.2 million.  The increase was primarily due to increases of: $6.4 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of personnel associated with the potential commercialization of rolapitant; $3.2 million in professional and consulting fees and other expenses to support corporate operational and pre-commercialization activities; and $1.6 million in stock-based compensation expense.

Acquired In-Process Research and Development Expenses.  We recorded $1.0 million in acquired in-process research and development expenses for the three months ended June 30, 2015, due to a milestone related to the initiation of the first good laboratory practice, or GLP, toxicology study under our immuno-oncology platform.  We paid this amount subsequent to June 30, 2015.  We recorded $0.9 million in acquired in-process research and development expenses for the three months ended June 30, 2014, consisting of a milestone payment related to the initiation of the Phase 3 clinical trial of niraparib in breast cancer patients with germline BRCA mutations in April 2014.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest expense increased by $3.9 million in the three months ended June 30, 2015, as there was no interest expense in the prior year period.  Interest income increased from $5,000 in the three months ended June 30, 2014 to $9,000 in the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2014 and 2015

	Six Months Ended June 30,		Increase/
	2014	2015	(Decrease)
	(in thousands)
Expenses:
Research and development	$58,686	$72,475	$13,789
General and administrative	10,275	28,025	17,750
Acquired in-process research and development	17,900	1,000	(16,900)
Total expenses	86,861	101,500	14,639

Loss from operations	(86,861)	(101,500)	(14,639)
Other income (expense), net	10	(7,563)	(7,573)

Net loss	$(86,851)	$(109,063)	$(22,212)

Research and Development Expenses.  Research and development expenses were $72.5 million for the six months ended June 30, 2015, compared to $58.7 million for the six months ended June 30, 2014, an increase of $13.8 million.  The increase was primarily due to higher expenses related to the development of our immuno-oncology platform and niraparib, partially offset by lower expenses associated with the development of rolapitant and TSR-011.  Significant changes resulting in this increase included:

•                  an increase of $7.2 million in costs associated with our immuno-oncology platform strategy due to increased costs related to biologics manufacturing and non-clinical research activities.  In addition, the current year expense represented six months of effort on all of the current antibody candidates; the expense for the prior year period reflected effort on only those candidates identified in the initial collaboration and exclusive license agreement with AnaptysBio, which was executed during March 2014;

•                  an increase of $4.4 million in costs associated with niraparib development activities primarily related to increased costs of our various ovarian cancer clinical trials, partially offset by lower costs relating to drug process development and manufacturing;

•                  an increase of $4.2 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities; and

•                  a decrease of $2.8 million in costs associated with rolapitant development activities, primarily due to lower costs related to the oral rolapitant Phase 3 clinical trials, which were completed in 2014, partially offset by increased costs relating to drug process development and manufacturing and costs relating to IV rolapitant Phase 1 bioequivalence, safety and other studies.

In addition, stock-based compensation expense included in research and development expenses increased by $1.7 million, primarily related to increased awards of employee stock options and higher grant-date fair values of those awards.

General and Administrative Expenses.  General and administrative expenses were $28.0 million for the six months ended June 30, 2015, compared to $10.3 million for the six months ended June 30, 2014, an increase of $17.8 million.  The increase was primarily due to increases of: $9.8 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of personnel associated with the potential commercialization of rolapitant; $5.9 million in professional and consulting fees and other expenses to support corporate operational and pre-commercialization activities; and $2.1 million in stock-based compensation expense.

Acquired In-Process Research and Development Expenses.  We recorded $1.0 million in acquired in-process research and development expenses for the six months ended June 30, 2015, due to a milestone related to the initiation of the first GLP toxicology study under our immuno-oncology platform.  We recorded $17.9 million in acquired in-process research and development expenses for the six months ended June 30, 2014.  This amount consisted of the $17.0 million up-front payment related to the collaboration and exclusive license agreement with AnaptysBio, and a $0.9 million milestone payment related to the initiation of the Phase 3 clinical trial of niraparib in breast cancer patients with germline BRCA mutations in April 2014.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes, and interest income earned on cash and cash equivalents.  Interest expense increased by $7.6 million in the six months ended June 30, 2015, as there was no interest expense in the prior year period.  Interest income increased from $10,000 in the six months ended June 30, 2014 to $16,000 in the six months ended June 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue.  As of June 30, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $354.4 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through December 31, 2014, including our 2012 initial public offering, we raised a total of $383.9 million in net cash proceeds from private placements of convertible preferred stock and public offerings of common stock.  In March 2015, we completed a public offering of our common stock whereby we sold an additional 3,755,000 shares of our common stock at a price to the public of $51.00 per share and received approximately $179.8 million in proceeds, net of underwriting discounts and commissions and offering expenses.

On September 29, 2014, we completed the issuance of $201.3 million aggregate principal amount of senior convertible notes, generating proceeds, net of underwriting discounts, commissions and offering expenses, of $194.7 million.  In conjunction with the sale of the Convertible Notes, we used approximately $20.8 million of the net proceeds to enter into Capped Calls with certain counterparties.  The Capped Calls are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments we may choose to make in excess of the principal amount, upon conversion of the Convertible Notes.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2014	2015
Net cash provided by (used in):
Operating activities	$(55,564)	$(84,905)
Investing activities	(18,845)	(943)
Financing activities	95,187	183,356
Increase in cash and cash equivalents	$20,778	$97,508

Cash Flows from Operating Activities

The use of cash in operating activities during both the six months ended June 30, 2014 and 2015 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $29.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increased expenses related to pre-commercialization activities and increased external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform.  Higher costs associated with increased employee headcount related to pre-launch commercial preparation activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our oral rolapitant and TSR-011 programs.

Cash Flows from Investing Activities

The decrease of $17.9 million in net cash used in investing activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due primarily to the $17.0 million up-front payment made in the six months ended June 30, 2014 in connection with the collaboration and exclusive license agreement with AnaptysBio for our immuno-oncology platform.  We also made a $0.9 million milestone payment in the second quarter of 2014 related to the initiation of the Phase 3 clinical trial of niraparib in breast cancer patients with germline BRCA mutations.  In June 2015 we incurred a $1.0 million milestone payment under the agreement with AnaptysBio, which we paid in July 2015.

Cash Flows from Financing Activities

The increase of $88.2 million in net cash provided by financing activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due primarily to completed public offerings of our common stock in each period.  The current year period included cash proceeds of $179.8 million from the closing of our March 2015 public offering of common stock, compared to cash proceeds of $94.2 million in the prior year period from the closing of our February 2014 public offering of common stock (both amounts net of underwriting discounts and commissions and offering expenses).  Also, cash proceeds from exercises of employee stock options and ESPP purchases increased by $2.6 million during the current year period.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect 2015 operating expenses to continue to increase for the remainder of 2015 as we incur increased costs related to the advancement of our ongoing commercialization activities, including hiring our own sales force, developing our marketing infrastructure, executing related marketing and promotional programs, hiring consultants and establishing systems in preparation for the potential commercialization of oral rolapitant, costs related to the advancement of clinical trial and other development activities under our current development programs, such as IV rolapitant, niraparib and TSR-011, costs related to the immuno-oncology development activities under our collaboration with AnaptysBio, and costs related to potential future in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $354.4 million and $256.9 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the six months ended June 30, 2015.

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

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer (principal executive officer)

Date:	August 7, 2015

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	August 7, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1+	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors
10.2+	Form of Restricted Stock Unit Agreement
10.3+	2015 Non-Employee Director Stock Incentive Plan
10.4+	Non-Qualified Stock Option Inducement Award Agreement, dated March 30, 2015, by and between the Company and Joseph L. Farmer
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+                                         Indicates management contract or compensatory plan.