Form 10-Q
period 2015-09-30
TESARO, Inc.
filed 2015-10-30
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, there were 40,090,327 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$256,861	$302,518
Accounts receivable	—	1,105
Inventories	—	476
Other current assets	1,735	4,435
Total current assets	258,596	308,534

Property and equipment, net	1,022	2,555
Other assets	4,284	3,778
Total assets	$263,902	$314,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,089	$5,617
Accrued expenses	16,750	33,473
Deferred revenues, current	—	500
Other current liabilities	1,526	3,061
Total current liabilities	24,365	42,651

Convertible notes, net	115,481	121,863
Deferred revenues, non current	—	413
Total liabilities	139,846	164,927

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2014 and September 30, 2015; no shares issued or outstanding at both December 31, 2014 and September 30, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2014 and September 30, 2015; 36,110,082 and 40,072,877 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	4	4
Additional paid-in capital	474,562	676,095
Accumulated deficit	(350,510)	(526,159)
Total stockholders’ equity	124,056	149,940
Total liabilities and stockholders’ equity	$263,902	$314,867

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and

Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

License revenue	$—	$87	$—	$87

Expenses:
Research and development	29,925	40,063	88,611	112,538
Selling, general and administrative	6,263	22,766	16,538	50,791
Acquired in-process research and development	—	—	17,900	1,000
Total expenses	36,188	62,829	123,049	164,329
Loss from operations	(36,188)	(62,742)	(123,049)	(164,242)

Interest expense	(42)	(3,853)	(42)	(11,432)
Interest income	4	9	14	25
Net loss	$(36,226)	$(66,586)	$(123,077)	$(175,649)

Net loss per share applicable to common stockholders - basic and diluted	$(1.01)	$(1.66)	$(3.45)	$(4.49)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	36,029	40,038	35,627	39,129

Comprehensive loss	$(36,226)	$(66,586)	$(123,077)	$(175,649)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Operating activities
Net loss	$(123,077)	$(175,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	17,900	1,000
Depreciation expense	254	437
Stock-based compensation expense	8,538	17,510
Non-cash interest expense	26	6,888
Loss on disposal of property and equipment	80	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,105)
Other assets	1,851	(2,683)
Inventories	—	(476)
Accounts payable	2,246	(509)
Accrued expenses	7,009	16,642
Deferred revenue	—	913
Other liabilities	1	1,535
Net cash used in operating activities	(85,172)	(135,497)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	(17,900)	(1,000)
Purchase of property and equipment	(969)	(1,869)
Net cash used in investing activities	(18,869)	(2,869)

Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	195,193	—
Purchase of capped call options	(20,829)	—
Proceeds from sale of common stock, net of issuance costs	94,199	179,753
Proceeds from exercise of stock options	960	4,223
Proceeds from issuance of common stock under Employee Stock Purchase Plan	120	248
Payment of minimum tax withholdings on share-based awards	—	(201)
Net cash provided by financing activities	269,643	184,023

Increase in cash and cash equivalents	165,602	45,657
Cash and cash equivalents at beginning of period	130,310	256,861
Cash and cash equivalents at end of period	$295,912	$302,518

Non-cash investing and financing activities
Convertible note issuance costs unpaid as of period end	$475	$—
Purchase of property and equipment - cash not paid as of period end	$—	$118

Supplemental cash flow information
Interest paid	$—	$3,052

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  Headquartered in Waltham, Massachusetts, TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses and develops oncology product candidates and, if approved for marketing, intends to commercialize these products.  Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of these product candidates, developing intellectual property, recruiting personnel and raising capital.  The Company intends to in-license or acquire additional product candidates across various stages of development, operates in one segment and to date, has not earned any revenues from product sales and has earned only immaterial license revenues.  The Company is subject to a number of risks, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

On September 1, 2015, the Company’s first commercial product, VARUBITM (oral formulation of rolapitant), was approved by the United States Food and Drug Administration, or FDA, in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The Company expects to commence sales of VARUBI during the fourth quarter of 2015.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  Management intends to fund future operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by TESARO in conformity with accounting principles generally accepted in the United States of America, or GAAP.

The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company currently operates in one business segment, which is the identification, acquisition, development and commercialization of oncology therapeutics and supportive care product candidates, and has a single reporting and operating unit structure.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2014 and 2015.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2014 and September 30, 2015 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2014
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$254,840	$254,840	$—	$—
Total assets		$254,840	$254,840	$—	$—

		September 30, 2015
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$294,713	$294,713	$—	$—
Total assets		$294,713	$294,713	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of September 30, 2015, the carrying value of the Convertible Notes, net of unamortized discount, was $121.9 million and the estimated fair value of the Convertible Notes was $273.0 million.  The Convertible Notes are discussed in more detail in Note 4, “Convertible Notes.”

Research and Development Expenses

Research and development costs are charged to expense as incurred and include:

•                  pre-commercial license fees and milestone payments related to the acquisition of in-licensed product candidates, which are reported on the statements of operations as acquired in-process research and development;

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

•                  the cost of acquiring, developing and manufacturing active pharmaceutical ingredients for product candidates that have not received regulatory approval, clinical trial materials and other research and development materials;

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

Inventory

Beginning in the third quarter of 2015, the Company began to capitalize inventory costs associated with VARUBI when it was determined that the inventory had a probable future economic benefit. Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. Prior to the regulatory approval of its product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of its products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expense.  The Company periodically analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product revenues. Expired inventory would be disposed of and the related costs would be written off as cost of product revenues.

License Revenue

The Company may enter into arrangements under which it licenses certain rights to its product candidates to third parties.  Activities under licensing agreements are evaluated to determine if they represent a multiple element arrangement.  The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting.  The Company accounts for those components as separate units of accounting if the following two criteria are met:

•      the delivered item or items have stand-alone value to the customer; and

•      if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Factors considered in this determination include, among other things, whether any other vendors sell the items separately and if the licensee could use the delivered item for its intended purpose without the receipt of the remaining deliverables.  When multiple deliverables are combined and accounted for as a single unit of accounting, the Company bases its revenue recognition on the last element to be delivered using the straight-line or proportional performance method depending on the Company’s ability to estimate the performance obligation.  Amounts received or recorded as receivable prior to satisfying the associated revenue recognition criteria are recorded as deferred revenue in the condensed consolidated balance sheets.  Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

If a future milestone payment under a license agreement is contingent upon the achievement of a substantive milestone, license revenue is recognized in its entirety in the period in which the milestone is achieved.  A milestone is substantive if:

•      it can only be achieved based in whole or in part on either the Company’s performance or the occurrence of a specific outcome resulting from the Company’s performance;

•      there is substantive uncertainty at the date an arrangement is entered into that the event will be achieved; and

•      it would result in additional payments being due to the Company.

The commercial milestone payments and royalty payments received under license agreements, if any, will be recognized as license revenue when they are earned.

The Company has entered into one license agreement with a third party pursuant to which it has licensed the rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.  For this arrangement, the Company has determined that there is only one unit of accounting that includes the licensed patents and the licensed know-how, which will be delivered over a period of time.  The Company recorded $0.1 million of license revenue related to a $1.0 million up-front payment under this arrangement during the three and nine months ended September 30, 2015, and recorded $0.9 million as deferred revenue as of September 30, 2015.  This $1.0 million payment is being recognized as license revenue over the two-year period of performance relating to the Company’s obligations to provide the licensed know-how to the licensee.  Under the terms of the agreement, the Company would be entitled to additional payments of up to $2.0 million contingent on the achievement of certain regulatory milestones, as well as royalties on product sales at percentage rates in the low teens.

New Accounting Pronouncements - Recently Issued

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its potential future revenue streams and consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  The amendment must be applied retrospectively such that the balance sheet of each individual period presented is adjusted to reflect the period-specific impact of using the new guidance.  Upon transition, a business must adhere to the appropriate disclosures for an adjustment in an accounting principle.  Such disclosures include why the change in accounting principle is occurring, the transition method, an explanation of the prior period information that was retrospectively adjusted, and how the change impacts the financial statement line items (i.e., debt issuance cost asset and the debt liability).  The Company is currently in the process of evaluating the timing of adoption.  If the Company had adopted this guidance as of September 30, 2015, the impact would have been to decrease “Other assets” and “Convertible notes, net” by $3.0 million as of September 30, 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, which amends existing guidance for measurement of inventory.  Current inventory guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. An entity should measure all inventory to which the amendments apply at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2014	2015
Outstanding stock awards	3,663	6,044
Unvested restricted stock	13	—
Shares issuable upon conversion of Convertible Notes	—	663
	3,676	6,707

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

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The Convertible Notes first became convertible during the calendar quarter beginning on April 1, 2015.  The share figure in the table above represents the estimated incremental shares that would be issued, after the consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of September 30, 2015.

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

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Contractual interest expense	$17	$1,509	$17	$4,544
Amortization of debt discount	24	2,178	24	6,383
Amortization of debt issuance costs	1	166	1	505
Total interest expense	$42	$3,853	$42	$11,432

During the nine months ended September 30, 2015 the Company paid $3.1 million in interest related to the Convertible Notes.

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

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Research and development	$1,187	$3,783	$3,551	$7,808
Selling, general and administrative	1,711	4,346	4,987	9,702
Total stock-based compensation expense	$2,898	$8,129	$8,538	$17,510

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2014	3,726,329	$18.82
Granted	2,719,292	54.79
Exercised	(188,752)	22.38
Cancelled	(274,843)	35.71
Outstanding at September 30, 2015	5,982,026	$34.28

Vested at September 30, 2015	2,352,409	$15.59
Vested and expected to vest at September 30, 2015 (a)	5,565,442	$33.00

(a)         This represents the number of vested options as of September 30, 2015, plus the number of unvested options expected to vest as of September 30, 2015, based on the unvested options at September 30, 2015, adjusted for the estimated forfeiture rate.

At September 30, 2015, there was approximately $95.0 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

Restricted Stock Units

During the three and nine months ended September 30, 2015, the Company issued 10,000 and 60,000 restricted stock units, or RSUs, to certain employees, respectively.  These RSUs are subject to time-based vesting.  At September 30, 2015, there was approximately $3.2 million of unrecognized compensation cost related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average period of 3.8 years.  All 60,000 RSUs remain outstanding at September 30, 2015.

In August 2014, the Company issued 19,500 performance-based RSUs to certain employees, of which 3,900 vested during 2014 and 12,000 vested during the three months ended September 30, 2015.  During the nine months ended September 30, 2015, 3,600 of these RSUs were cancelled.  These stock awards’ performance conditions made vesting contingent on the occurrence of certain milestone events.  As a result, the related compensation cost was recognized as an expense when the probability of the milestone was deemed probable. The last of these events occurred during the three months ended September 30, 2015, resulting in $0.3 million of compensation cost.  At September 30, 2015, there was no remaining unrecognized compensation cost related to the performance-based RSU grants.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of September 30, 2015, 249,801 shares remained available for issuance.  During the nine months ended September 30,

2014 and 2015, the Company issued 5,372 and 7,523 shares, respectively, under the 2012 ESPP, and recognized approximately $0.1 million and $0.2 million in related stock-based compensation expense, respectively.

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

For the three and nine months ended September 30, 2014 and 2015, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the favorable tax attributes, the Company has recorded full valuation allowances against its otherwise recognizable net deferred tax assets at both December 31, 2014 and September 30, 2015.

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

Future minimum rental commitments under the lease as of September 30, 2015 were $0.6 million, $2.3 million and $1.2 million for the remainder of the year ending December 31, 2015, and the years ending December 31, 2016 and 2017, respectively.

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

9.  Collaboration Arrangements

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck will share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments received from Merck as reductions of research and development expense.  During the three and nine months ended September 30, 2015, the Company incurred $0.6 million in external costs related to this study, of which $0.3 million is reimbursable by Merck.  At September 30, 2015, the $0.3 million of cost-sharing receivable from Merck has been recorded in accounts receivable on the condensed consolidated balance sheet.

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

Examples of forward looking statements contained in this report include statements regarding the following: our commercialization plans for rolapitant, including the potential timing of commercial launch of both VARUBITM (the oral formulation) and the IV formulation; our intent to in-license or acquire additional product candidates; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our IV rolapitant, niraparib, and TSR-042 programs; our expectations regarding the winding-down of our TSR-011 program; our expectations regarding our discovery and development plans for immunotherapy antibodies, including the expected timing; our anticipated royalty payments; our expectation that we will continue to incur significant expenses, including increases in our selling, general and administrative expenses, and that our operating losses and negative cash flows will continue to increase for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

These forward-looking statements involve substantial risks and uncertainties that could cause actual future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements.  Such risks and uncertainties include, among others, the uncertainties inherent in the launch of any new pharmaceutical product or the execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, patient accrual rates for clinical trials, and other matters that could affect the timing of data, the potential regulatory approval, or the commercial availability of the Company’s product candidates.  The following information and any forward-looking statements should be considered in light of these factors and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” and in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We were founded in March 2010 by former executives of MGI PHARMA, Inc., an oncology and acute-care focused biopharmaceutical company.  We have in-licensed and are currently developing oncology-related product candidates, including both rolapitant and niraparib, and we expect to commence commercial sales of VARUBITM, which is the oral formulation of rolapitant, during the fourth quarter of 2015.

On September 1, 2015, the Company’s first commercial product, VARUBI, was approved by the United States Food and Drug Administration, or FDA, in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.

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

•                  Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, has been approved for commercialization in the United States, and we are also developing an intravenous, or IV, formulation of rolapitant, which has completed various Phase 1 clinical trials.  As part of a registration program for IV rolapitant, we have successfully completed a clinical study comparing the exposure of IV rolapitant and oral rolapitant, as well as a clinical study evaluating the safety of IV rolapitant to support an NDA submission, which we expect to submit to the FDA in the first quarter of 2016. We also plan to submit a Marketing Authorization Application, or MAA, for oral rolapitant to the European Medicines Agency, or EMA, in the second quarter of 2016.

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

•                  Immuno-Oncology Platform: PD-1, or programmed cell death protein 1, is a key immune checkpoint molecule that can limit T-cell-mediated immune responses.  The presence of the PD-1 ligand, or PD-L1, has been identified on many tumor types, and expression of PD-L1 has been linked to poor clinical outcomes in a variety of cancers.  Anti-PD-1 antibodies have demonstrated in vivo efficacy in tumor models and have shown promising results in several clinical studies.  In 2014, the FDA approved KEYTRUDA and OPDIVO®, the first two approved anti-PD-1 antibodies, for the treatment of certain melanomas.  In 2015, the FDA further approved both KEYTRUDA and OPDIVO for the treatment of certain forms of NSCLC.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting TIM-3, LAG-3 and PD-1 and bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination.  We anticipate beginning clinical trials using TSR-042, the lead anti-PD-1 antibody product candidate that we have in-licensed as part of the agreement with AnaptysBio, in 2016.  With respect to the TIM-3 and LAG-3 targets, we have identified the lead anti-TIM-3 compound, TSR-022, and we expect to identify the lead anti-LAG-3 compound by the end of 2015.  We intend to select lead and backup compounds for the bi-specific PD-1/TIM-3 and PD-1/LAG-3 targets during 2016.  In addition, we are evaluating our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with niraparib and other anti-tumor agents.

In March 2011, we entered into a license agreement with Amgen, Inc., or Amgen, to obtain exclusive worldwide rights to research, develop, manufacture, market and sell certain licensed ALK inhibitor compounds, including TSR-011.  In October 2015, our Board of Directors determined not to continue to pursue the development of TSR-011, and we intend to terminate the license agreement with Amgen. TSR-011 is an orally available targeted anti-cancer agent that is a potent inhibitor of both anaplastic lymphoma kinase, or ALK, and tropomyosin-related kinase, or TRK, currently in a Phase 1/2a dose escalation clinical trial in cancer patients.  In August 2015, enrollment was completed for this trial.  In connection with terminating the license agreement with Amgen, we expect to orderly wind down our clinical work on TSR-011, including the ongoing Phase 1/2a study.

We commenced business operations in May 2010.  Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing product candidates, identifying potential product candidates, undertaking preclinical studies, clinical trials, manufacturing activities related to our product candidates and preparing for the commercialization of VARUBI.  To date, we have not generated any revenues from product sales, and only received limited revenue from a license related to rolapitant.  We have financed our operations with net proceeds from public offerings of our common stock, private placements of our preferred stock and the issuance of convertible notes.

As of September 30, 2015, we had an accumulated deficit of $526.2 million.  Our net losses were $175.6 million, $171.0 million, $92.4 million, and $61.8 million for the nine months ended September 30, 2015 and the years ended December 31, 2014, 2013 and 2012, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase in the fourth quarter of 2015 over current levels as we incur increased costs related to the advancement of our ongoing commercialization activities, executing related marketing and promotional programs, and hiring consultants for the commercialization of VARUBI, costs related to the advancement of clinical trial and other development activities under our current development programs, such as IV rolapitant and niraparib, costs related to the immuno-oncology development activities under our collaboration with AnaptysBio, costs related to expanding our international operations, costs related to orderly winding down our work for TSR-011, and costs related to potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  For example, upon our first commercial sale of VARUBI, we are obligated to make a $15.0 million milestone payment to OPKO Health, or OPKO.  If we obtain regulatory approval for any of our product candidates in addition to VARUBI, or in anticipation of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing and progress of our clinical trial activity and commercialization efforts for VARUBI.  Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Rolapitant.  In December 2010, we entered into a license agreement with OPKO to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which we have similar rights and obligations as rolapitant, but which we are not currently advancing.  We are required to make development milestone payments to OPKO of up to an aggregate of $30.0 million, of which we have paid $5.0 million to date, if specified regulatory and initial commercial sales milestones are achieved in the U.S. and Europe, which includes a payment of $15.0 million due to OPKO upon our first commercial sale of VARUBI.  In addition, we are required to make milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  When commercial sales of rolapitant commence, we are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of (i) the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable, and (ii) 12 years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.  OPKO also retains an option to become the exclusive distributor of such products in Latin America, provided that OPKO exercises that option within a defined period following specified regulatory approvals in the United States.  We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.

Rolapitant — Intravenous Formulation.  We are also developing a single dose IV rolapitant formulation with respect to which we have selected a single intravenous dose of 185mg for further development.  We have completed a multiple ascending dose study of IV rolapitant that confirmed the safety and tolerability profiles and linear pharmacokinetics of repeat daily doses. As part of a registration program for IV rolapitant, we have successfully completed a clinical study comparing the exposure of IV rolapitant and oral rolapitant, as well as a clinical study evaluating the safety of IV rolapitant to support an NDA submission, which we expect to submit to the FDA in the first quarter of 2016.

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

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib.  At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy.  We are evaluating niraparib for the treatment of patients with high grade serous, platinum sensitive, relapsed ovarian cancer in our NOVA trial, which we initiated in July 2013.  In April 2015, enrollment was completed for the NOVA trial.  We also initiated our QUADRA trial during the first quarter of 2015.  QUADRA is a Phase 2 clinical trial of niraparib for the treatment of patients with ovarian cancer who have previously been treated with three or more regimens of therapy.  This trial is a single arm, open label study, targeted to enroll 225 patients who have previously received three or more lines of chemotherapy.  Endpoints include objective response rate and duration of response across platinum sensitive, platinum resistant, gBRCAmut and HRD patient subsets.  We further intend to initiate a clinical trial of niraparib in the first-line ovarian cancer setting, which we refer to as our PRIMA trial, during the first quarter of 2016.  The PRIMA trial will include patients who have responded to first-line platinum chemotherapy.  We are also evaluating niraparib in breast cancer patients with germline BRCA mutations in our BRAVO trial, which we initiated in April 2014.  We are also participating in certain investigator sponsored trials investigating the use of niraparib in various other tumor types.

In May 2015, we entered into a research agreement with Merck to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA in patients with triple negative breast cancer and patients with ovarian cancer. We intend to initiate this trial during the first quarter of 2016.

Immuno-Oncology Platform.  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a privately-held therapeutic antibody company, which we expanded by amending the agreement in November 2014.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of immunotherapy antibody product candidates targeting TIM-3 (TSR-022), LAG-3 and PD-1 (TSR-042) and bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination.  Under this amended agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

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

TSR-011.  We intend to wind-down our TSR-011 program.  In March 2011, we entered into a license agreement with Amgen to obtain exclusive worldwide rights to research, develop, manufacture, market and sell certain licensed ALK inhibitor compounds, including TSR-011.  Under the terms of the license agreement, we have made a milestone payment of $1.0 million.  We expect to work to orderly wind down our clinical activities and return all rights related to TSR-011 under the license agreement to Amgen.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of September 30, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $302.5 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through December 31, 2014, we received $383.9 million in proceeds, net of underwriting discounts and commissions and offering expenses, from public offerings of common stock and private placements of convertible preferred stock.  In March 2015, we completed a public offering of our common stock whereby we sold an additional 3,755,000 shares of our common stock at a price to the public of $51.00 per share and received approximately $179.8 million in proceeds, net of underwriting discounts and commissions and offering expenses.  On September 29, 2014, we issued $201.3 million aggregate principal amount of Convertible Notes, with net proceeds of $194.7 million, and we used $20.8 million of the proceeds from this transaction to enter into capped call option transactions, or Capped Calls, associated with the Convertible Notes.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•                  pre-commercial license fees and milestone payments related to the acquisition of in-licensed product candidates, which are reported on our statements of operations as acquired in-process research and development;

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

•                  the cost of acquiring, developing and manufacturing active pharmaceutical ingredients for product candidates that have not received regulatory approval, clinical trial materials and other research and development materials;

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs as well as expected increasing costs associated with our collaborations with AnaptysBio and Merck, manufacturing related costs, and potential development milestone payments.  More specifically, we expect costs to increase as we: continue our currently ongoing Phase 2 and 3 trials for, and initiate additional investigative and collaborative studies related to, niraparib; continue clinical and other development activities for the IV formulation of rolapitant; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform; and hire additional development and scientific personnel.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval.  We may never succeed in achieving regulatory approval for any of our currently unapproved product candidates.  The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.  In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the nine months ended September 30, 2014 and 2015 (in thousands):

	Nine Months Ended September 30,
	2014	2015
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	24,940	20,114
Rolapitant total	24,940	20,114

Niraparib Expenses
Acquired in-process research and development	900	—
Research and development	35,590	42,805
Niraparib total	36,490	42,805

TSR-011 Expenses
Acquired in-process research and development	—	—
Research and development	4,760	3,623
TSR-011 total	4,760	3,623

Immuno-Oncology Platform Expenses
Acquired in-process research and development	17,000	1,000
Research and development	3,500	14,960
Immuno-Oncology Platform total	20,500	15,960

Personnel and Other Expenses	19,821	31,036

Total	$106,511	$113,538

For further discussion of the changes in our research and development expenses with respect to the nine months ended September 30, 2015 and the corresponding period of 2014, see “Results of Operations — Comparison of the Nine Months Ended September 30, 2014 and 2015 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for the Company’s commercial personnel, including its recently hired field sales force, medical education professionals and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions.  Other selling, general and administrative expenses include certain facility-related costs, communication expenses, pre-commercialization and other activities necessary to prepare for and support the launch of VARUBI, and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to VARUBI and continued research and development activities, as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel, executing marketing and promotional programs, hiring consultants, and legal and other professional fees, among other expenses.  Additionally, we anticipate that we will continue to incur significant increases in payroll and other expenses relating to the sales and marketing of VARUBI.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes and interest income earned on cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2015

	Three Months Ended September 30,		Increase/
	2014	2015	(Decrease)
		(in thousands)
License revenue	$—	$87	$87

Expenses:
Research and development	29,925	40,063	10,138
Selling, general and administrative	6,263	22,766	16,503
Total expenses	36,188	62,829	26,641

Loss from operations	(36,188)	(62,742)	(26,554)
Other income (expense), net	(38)	(3,844)	(3,806)

Net loss	$(36,226)	$(66,586)	$(30,360)

License Revenue.  License revenue of $0.1 million during 2015 relates to the Company’s license agreement with a third party pursuant to which the third party has licensed the rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.  At September 30, 2015, the Company was entitled to an up-front payment of $1.0 million and recorded $0.1 million of license revenue during the three months ended September 30, 2015.  The Company received the cash payment from the licensee subsequent to September 30, 2015.

Research and Development Expenses.  Research and development expenses were $40.1 million for the three months ended September 30, 2015, compared to $29.9 million for the three months ended September 30, 2014, an increase of $10.1 million.  The increase was primarily due to higher expenses related to external costs associated with the development of our immuno-oncology platform, as well as higher personnel and related costs.  Significant changes resulting in this increase included:

•                  an increase of $4.2 million in costs associated with our immuno-oncology platform due to increased costs related to biologics manufacturing as well as non-clinical and other immuno-oncology program research activities; and

•                  an increase of $2.7 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $2.6 million, primarily related to increased awards of employee stock options and higher grant-date fair values of those awards.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $22.8 million for the three months ended September 30, 2015, compared to $6.3 million for the three months ended September 30, 2014, an increase of $16.5 million.  The increase was primarily due to increases of: $9.5 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI; $4.3 million in professional and consulting fees and other expenses to support corporate operational and pre-commercialization activities; and $2.6 million in stock-based compensation expense.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest expense increased by $3.8 million in the three months ended September 30, 2015, due to there being a full three months of expense in the 2015 period compared to two days of interest in the 2014 period.  Interest income increased from $4,000 in the three months ended September 30, 2014 to $9,000 in the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2014 and 2015

	Nine Months Ended September 30,		Increase/
	2014	2015	(Decrease)
		(in thousands)
License revenue	$—	$87	$87

Expenses:
Research and development	88,611	112,538	23,927
Selling, general and administrative	16,538	50,791	34,253
Acquired in-process research and development	17,900	1,000	(16,900)
Total expenses	123,049	164,329	41,280

Loss from operations	(123,049)	(164,242)	(41,193)
Other income (expense), net	(28)	(11,407)	(11,379)

Net loss	$(123,077)	$(175,649)	$(52,572)

Research and Development Expenses.  Research and development expenses were $112.5 million for the nine months ended September 30, 2015, compared to $88.6 million for the nine months ended September 30, 2014, an increase of $23.9 million.  The increase was primarily due to higher expenses related to the development of our immuno-oncology platform and niraparib, partially offset by lower expenses associated with the development of rolapitant and TSR-011.  Significant changes resulting in this increase included:

•                  an increase of $11.5 million in costs associated with our immuno-oncology platform due to increased costs related to biologics manufacturing and non-clinical research activities.  In addition, the current year expense represented nine months of effort on all of the current antibody candidates; the expense for the prior year period reflected effort only on those candidates identified in the initial collaboration and exclusive license agreement with AnaptysBio, which was executed during March 2014;

•                  an increase of $7.2 million in costs associated with niraparib development activities, primarily related to increased costs of our various ovarian cancer clinical trials, partially offset by lower costs relating to drug process development and manufacturing;

•                  an increase of $7.0 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities; and

•                  a decrease of $4.8 million in costs associated with rolapitant development activities, primarily due to lower costs related to the oral rolapitant Phase 3 clinical trials, which were completed in 2014, partially offset by increased costs relating to drug process development and manufacturing and costs relating to IV rolapitant development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $4.3 million, primarily related to increased awards of employee stock options and higher grant-date fair values of those awards.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $50.8 million for the nine months ended September 30, 2015, compared to $16.5 million for the nine months ended September 30, 2014, an increase of $34.3 million.  The increase was primarily due to increases of: $19.4 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI; $10.2 million in professional and consulting fees and other expenses to support corporate operational and pre-commercialization activities; and $4.7 million in stock-based compensation expense.

Acquired In-Process Research and Development Expenses.  We recorded $1.0 million in acquired in-process research and development expenses for the nine months ended September 30, 2015, due to a milestone related to the initiation of the first Good Laboratory Practices, or GLP, toxicology study under our immuno-oncology platform.  We recorded $17.9 million in acquired in-process research and development expenses for the nine months ended September 30, 2014.  This amount consisted of the $17.0 million up-front payment related to the collaboration and exclusive license agreement with AnaptysBio, and a $0.9 million milestone payment related to the initiation of the Phase 3 clinical trial of niraparib in breast cancer patients with germline BRCA mutations in April 2014.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes, and interest income earned on cash and cash equivalents.  Interest expense increased by $11.4 million in the nine months ended September 30, 2015, due to there being a full nine months of expense in the 2015 period compared to two days of interest in the 2014 period.  Interest income increased from $14,000 in the nine months ended September 30, 2014 to $25,000 in the nine months ended September 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenue, other than $0.1 million of license revenue related to an up-front payment for which the Company has also recorded $0.9 million of deferred revenue as of September 30, 2015.  As of September 30, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $302.5 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through December 31, 2014, including our 2012 initial public offering, we raised a total of $383.9 million in net cash proceeds from private placements of convertible preferred stock and public offerings of common stock.  In March 2015, we completed a public offering of our common stock whereby we sold an additional 3,755,000 shares of our common stock at a price to the public of $51.00 per share and received approximately $179.8 million in proceeds, net of underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2014	2015
Net cash provided by (used in):
Operating activities	$(85,172)	$(135,497)
Investing activities	(18,869)	(2,869)
Financing activities	269,643	184,023
Increase in cash and cash equivalents	$165,602	$45,657

Cash Flows from Operating Activities

The use of cash in operating activities during both the nine months ended September 30, 2014 and 2015 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $50.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increased external expenses related to pre-commercialization activities and increased external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform.  Higher costs associated with increased employee headcount related to pre-launch commercial preparation activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our oral rolapitant and TSR-011 programs.

Cash Flows from Investing Activities

The decrease of $16.0 million in net cash used in investing activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due primarily to the $17.0 million up-front payment made in the nine months ended September 30, 2014 in connection with the collaboration and exclusive license agreement with AnaptysBio for our immuno-oncology platform.  We also made a $0.9 million milestone payment in the second quarter of 2014 related to the initiation of the Phase 3 clinical trial of niraparib in breast cancer patients with germline BRCA mutations.  In June 2015 we incurred a $1.0 million milestone payment under the agreement with AnaptysBio, which we paid in July 2015.

Cash Flows from Financing Activities

The decrease of $85.6 million in net cash provided by financing activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the issuance of convertible notes in September 2014. In the nine months ended September 30, 2014, cash proceeds of $174.4 million, net of issuance costs and the purchase of capped call options were received, compared to no proceeds in the current year period. In addition, the current year period included cash proceeds of $179.8 million from the closing of our March 2015 public offering of common stock, compared to cash proceeds of $94.2 million in the prior year period from the closing of our February 2014 public offering of common stock (both amounts net of underwriting discounts and commissions and offering expenses).  Also, cash proceeds from exercises of employee stock options and ESPP purchases increased by $3.4 million during the current year period.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect 2015 operating expenses to continue to increase for the remainder of 2015 as we incur increased costs related to the advancement of our ongoing commercialization activities, having a commercial sales operation in place for a full quarter, executing related marketing and promotional programs, and hiring consultants in preparation for the launch of VARUBI, costs related to the advancement of clinical trials and other development activities under our current development programs, such as IV rolapitant and niraparib, costs related to the immuno-oncology development activities under our collaboration with AnaptysBio, and costs related to potential future in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We believe that our existing cash and cash equivalents, coupled with the cash we expect to generate from sales of VARUBI, will be sufficient to fund our cash flow requirements, including any license payments or milestone obligations that may arise, required costs relating to our March 2014 collaboration and exclusive license agreement with AnaptysBio and cash interest obligations related to our Convertible Notes, through at least the 12 months following the filing of this Quarterly Report on Form 10-Q.  However, we expect to require additional capital for the commercialization of VARUBI, further development and potential commercialization of our other product candidates and we may also need to raise additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the Convertible Notes at maturity or, at our election, upon conversion.

Unless and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.  Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and Convertible Notes and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•                  our ability to generate revenues from sales of VARUBI and future products;

•                  the cost of establishing sales, marketing and distribution capabilities for VARUBI or any product candidates for which we may receive regulatory approval;

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

•                  the winding-down of our clinical development plans for TSR-011;

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $302.5 million and $256.9 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the nine months ended September 30, 2015.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk.  You should carefully consider the following discussion of risk factors, in its entirety, in addition to the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2014 and the other filings we make with the Securities and Exchange Commission, as well the information in our financial statements and the related notes.  We cannot assure you that any of the events discussed in the risk factors below will not occur.  These risks, or other events that we do not currently anticipate or that we currently deem immaterial, may have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are a biopharmaceutical company with a limited operating history.  Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable.  We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations.  As a result, we are not profitable and have incurred losses in each period since our inception in 2010.  For the year ended December 31, 2014, we reported a net loss of $171.0 million and had an accumulated deficit of $350.5 million as of December 31, 2014.  For the nine month period ended September 30, 2015, we reported a net loss of $175.6 million and had an accumulated deficit of $526.2 million as of September 30, 2015.

Although we obtained approval from the U.S. Food and Drug Administration, or FDA, for VARUBITM (rolapitant) tablets in September 2015 and plan to launch VARUBI in the U.S. market during the fourth quarter of 2015, we expect to continue to incur losses for the foreseeable future, and these losses may increase as we continue to invest in a sales and marketing organization and other commercialization infrastructure for VARUBI and continue our development of, and seek regulatory approvals for, our product candidates.  We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.  The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenues from VARUBI and any product candidates for which we obtain regulatory approval, and the timing and amount of milestones and other required payments to third parties.  If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.  Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We have a very limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were incorporated in March 2010.  Our operations to date have been focused on organizing and staffing our company, acquiring product and technology rights, and conducting product development activities for our product candidates.  We obtained FDA approval for VARUBI in September 2015 but have not yet demonstrated an ability to commercialize VARUBI or any of our other product candidates. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, approved products that have been marketed for some time, or both.

We currently have no sales of our products and may never become profitable.

To date, we have not generated any revenues from sales of VARUBI or our clinical-stage product candidates.  We also have not generated any revenues from the other product candidates that we have in-licensed.  Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products, including VARUBI, any of our clinical-stage product candidates, or the other product candidates that we have or may in-license or acquire in the future.

Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these products will generate revenue for us, if at all.  Our ability to generate revenue from VARUBI and our current or future product candidates also depends on a number of additional factors, including our ability to:

•                  successfully complete development activities, including clinical trials for IV rolapitant and niraparib;

•                  complete and submit new drug applications, or NDAs, or biologic license applications, or BLAs, to the FDA and obtain regulatory approval for indications for which there is a commercial market

•                  complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•                  set a commercially viable price for our products;

•                  obtain commercial quantities of VARUBI, IV rolapitant, niraparib, and any of our other product candidates at acceptable cost levels;

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

Our operations have consumed substantial amounts of cash since inception.  We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to launch and commercialize VARUBI and any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets.  We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the twelve-month period following the date of this Quarterly Report on Form 10-Q.  However, we expect to require additional capital for the further development and commercialization of VARUBI and our product candidates and to pursue our strategy of in-licensing or acquiring additional product candidates.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of VARUBI or one or more of our product candidates.  Raising additional funds through the issuance of debt or equity securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

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

•                  the cost of establishing sales, marketing and distribution capabilities for VARUBI or any product candidates for which we may receive regulatory approval;

•                  the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential that the FDA or comparable foreign regulatory authorities may require that we perform more studies than those that we currently expect;

•                  the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license;

•                  the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•                  the preclinical and clinical development plans we and our collaborator, AnaptysBio, Inc., or AnaptysBio, establish for our monospecific antibody product candidates targeting PD-1 (TSR-042), TIM-3 (TSR-022) and LAG-3 and our bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination;

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

Risks Related to Our Business and Industry

Our future success is dependent primarily on our ability to successfully commercialize VARUBI and to obtain regulatory approvals for and successfully commercialize our portfolio of product candidates.

The success of our business depends heavily upon our ability to develop and commercialize product candidates.  We are preparing to launch sales of VARUBI, and our only clinical-stage product candidates are IV rolapitant and niraparib.  IV rolapitant is our most advanced product candidate, and our other product candidates are at earlier stages of development.  Niraparib is currently in Phase 3 clinical trials in ovarian and breast cancer patients that commenced during 2013 and 2014, respectively.  Our antibody product candidates targeting PD-1, TIM-3 and LAG-3 are still in preclinical development.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA.  Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities.  Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.  The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States.  Even if a product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, including use restrictions for certain patient populations; warnings, precautions or contraindications; or burdensome post-approval study or risk management requirements.

Our current business plan relies on the successful commercialization of VARUBI, which was approved by the FDA in September 2015, and VARUBI may not achieve market acceptance and may not be commercially successful.

Our ability to successfully commercialize VARUBI, our first FDA-approved product, is important to the execution of our business strategy.  VARUBI may not achieve market acceptance among physicians, patients, and third-party payors, and may not be commercially successful.  The degree of market acceptance and commercial success of VARUBI will depend on a number of factors, including the following:

•                  maintaining compliance with all regulatory requirements applicable to VARUBI;

•                  the acceptance of VARUBI by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing treatments;

•                  the effectiveness of our marketing, sales and distribution strategy and operations;

•                  the ability of our third-party manufacturer(s) to manufacture commercial supplies of VARUBI, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice (cGMP) regulations;

•                  our ability to obtain marketing approvals from foreign regulatory authorities, where and as applicable;

•                  the degree to which the approved labeling supports promotional initiatives for commercial success;

•                  the availability of reimbursement from managed care plans and other third-party payors and the willingness and ability of patients to pay for VARUBI;

•                  a continued acceptable safety profile of VARUBI;

•                  any unexpected results from further analysis of clinical data of our completed clinical trials;

•                  whether we are required by foreign regulatory agencies to conduct additional clinical trials;

•                  our ability to enforce our intellectual property rights in and to VARUBI; and

•                  our ability to avoid third party patent interference or patent infringement claims.

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenue through the sale of VARUBI.  Any inability on our part to successfully commercialize VARUBI in the United States and any international territories where it may be approved, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.

Failure to obtain regulatory approval for the intravenous formulation of rolapitant could limit our commercial success.

Although our recent development efforts have been focused on an oral formulation of rolapitant, resulting in FDA approval of VARUBI in September 2015, we are also carrying out development activities related to the IV formulation of this product, including a Phase 1 trial of IV rolapitant intended to demonstrate the bioequivalence of IV rolapitant to VARUBI.  Notwithstanding VARUBI’s FDA approval, the FDA will require approval of a separate NDA for an IV formulation, and there can be no assurance that we will be able to obtain regulatory approval of the IV formulation.  To support an NDA for the IV formulation, we will have to provide data specific to the IV formulation.  The FDA may not accept our bioequivalence strategy for IV rolapitant and may require efficacy studies to support the NDA.  We expect the IV formulation of rolapitant to serve what we believe is a larger portion of the market for NK-1 receptor antagonists and potentially generate more revenue than the oral formulation.  If we do not obtain regulatory approval for the IV formulation or do not obtain such approval in a timely manner, it would negatively affect our revenue and growth prospects.

If we are unable to successfully establish sales, marketing and distribution capabilities for VARUBI or our product candidates for which we obtain marketing approval, we may be unable to generate revenue from sales of our products.

We have not yet commercialized any drug products as a company.  To achieve commercial success for VARUBI and any product candidate that may be approved by the FDA or comparable foreign regulatory authorities, we must continue to expand our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We will be competing with companies that currently have extensive, well-funded, and more experienced sales and marketing operations.  We may be unable to compete successfully against these more established companies.

We have built and are continuing to expand a field organization and other capabilities for the sales, marketing and distribution of VARUBI.  As an organization, we have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved with building and managing a sales organization.  In addition, recruiting and training a sales force is expensive and time-consuming and could delay any product launch.  Factors that may inhibit our efforts to commercialize VARUBI on our own include:

•                  our inability to recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel;

•                  the inability of sales personnel to generate sufficient sales leads and to obtain access to physicians or persuade adequate numbers of physicians to use or prescribe VARUBI;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  our inability to effectively manage a geographically dispersed sales and marketing team.

If we are unable to establish adequate sales, marketing and distribution capabilities for VARUBI or any product candidate for which we obtain marketing approval, whether independently or with third parties, we may not be able to generate product revenue or may not become profitable.  If the cost of establishing and maintaining a sales and marketing organization exceeds the cost-effectiveness of doing so, we may not become profitable.

We face substantial competition for VARUBI and our product candidates, and others may discover, develop or commercialize products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive.  We face substantial competition with respect to VARUBI and if approved, our IV rolapitant product would also face substantial competition.  If VARUBI is successfully commercialized, we expect it to compete with EMEND, an NK-1 receptor antagonist marketed by Merck, as well as AKYNZEO, an oral combination NK-1 receptor antagonist and 5-HT3 receptor antagonist (netupitant plus ALOXI (palonosetron HCl)) that is marketed by Helsinn and Eisai.  We also expect that in the short term there will be one or more generic versions of EMEND with which we will compete.  VARUBI would face additional competition if other products were developed and approved for the treatment and prevention of CINV, or an IV formulation of AKYNZEO is developed.

We also face competition with respect to our current clinical-stage product candidates, including niraparib and our antibody product candidates targeting PD-1 (TSR-042), TIM-3 (TSR-022) and LAG-3.  We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.  There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our clinical-stage product candidates.  If niraparib is successfully commercialized, it will compete with Lynparza® (olaparib), a PARP inhibitor approved by the FDA and EMA in December 2014 and that is currently marketed by AstraZeneca.  Niraparib may also face competition from other PARP inhibitors if they are successfully developed and receive regulatory approval in the same market.  We are aware of several PARP inhibitors in clinical development, including AbbVie’s ABT-888 (veliparib), Eisai, Inc.’s E-7016, Teva Pharmaceutical Industries, Ltd.’s CEP-9722, Clovis Oncology, Inc.’s CO-338 (rucaparib) and Medivation, Inc.’s MDV3800 (talazoparib).

There are also a number of pharmaceutical and biotechnology companies pursuing the development of cancer immunotherapies that may compete with our immunotherapy product candidates, which are in preclinical development.  We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our collaboration programs with AnaptysBio.  These include: Bristol-Myers Squibb, which has an approved anti-PD-1 antibody, OPDIVO (nivolumab), and an anti-LAG-3 antibody in development; Merck, which has an approved anti-PD-1 antibody that is commercially available under the trade name KEYTRUDA (pembrolizumab), formerly called MK-3475; and Pfizer, Genentech, MedImmune (AstraZeneca), Medivation and EMD Serono (Merck KGaA), which have anti-PDL-1 and/or anti-PD-1 modulators in development.  We are also aware of several other companies with immuno-oncology antibodies or programs in the preclinical or research phase.

Our product candidates are being developed for cancer therapeutics and oncology supportive care.  There are a variety of available therapies and supportive care products marketed for cancer patients.  In many cases, these drugs are administered in combination to enhance efficacy or to reduce side effects.  Some of these drugs are branded and subject to patent protection, and others are available on a generic basis.  Many of these approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payors.  Insurers and other third-party payors may also encourage the use of generic products.  We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products, including one or more generic versions of EMEND.  This may make it difficult for us to execute our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

Even if our product candidates receive regulatory approval, as VARUBI has, they may still face future development and regulatory difficulties.

Even after regulatory approval is obtained, products are still subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.  The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information about VARUBI or of any of our product candidates after approval, those authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug and biological products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements.  If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.  If we, our approved products or product candidates, or the manufacturing facilities for our approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Advertising and promotion of VARUBI and any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public.  Violations of applicable advertising and promotion laws and regulations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA.  Advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, engaging in impermissible promotion of approved products, such as VARUBI, for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.  These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment of government funds, and the individual could share in any judgment or settlement funds.  Since 2004, False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses.  This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay treble damages and penalties, or agree to comply with burdensome reporting and compliance obligations pursuant to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General to avoid exclusion from the Medicare, Medicaid, and other federal and state healthcare programs.  We may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, niraparib, which is currently in Phase 3 clinical trials, or any other product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical studies does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug, or the safety, purity, and potency of an investigational biological product.  A number of companies in the pharmaceutical and biotechnology industries, including many with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials.  Despite the results reported in earlier clinical trials for niraparib, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety, or safety, purity, and potency, to result in regulatory approval to market any of our product candidates in any particular jurisdiction or jurisdictions.  If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.

We have various ongoing clinical trials related to our development programs for IV rolapitant and niraparib.  We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned, or be completed on schedule, if at all.  Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

•                  feedback from the FDA, an IRB, a data safety monitoring board, or comparable foreign entities; or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to the protocol;

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.  Although we have obtained FDA regulatory approval for VARUBI, it is possible that none of our current product candidates or any product candidates we may in-license or acquire and seek to develop in the future will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.  If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that is not desirable for the successful commercialization of that product candidate.  In addition, if our product candidate produces undesirable side effects or safety issues, the FDA may require the establishment of REMS, or a comparable foreign regulatory authority may require the establishment of similar strategies, that may, for instance, restrict distribution of our product and impose burdensome implementation requirements on us.  Any of the foregoing scenarios could materially harm the commercial prospects of our product candidates.

VARUBI or our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of any approved product, or result in significant negative consequences following any marketing approval.

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

Additionally, if one or more of our product candidates receives marketing approval, as VARUBI has, and we or others later identify undesirable side effects caused by VARUBI or such other products, a number of potentially significant negative consequences could result, including:

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

•                  we could be sued and held liable for harm caused to subjects or patients; or

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Failure to obtain regulatory approval in international jurisdictions would prevent VARUBI and our product candidates from being marketed abroad.

In order to market and sell VARUBI or any of our product candidates in the European Union and other jurisdictions, including China, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country.  We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.  If we are unable to obtain approval of any of our product candidates by regulatory authorities in the European Union, China or other countries, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Our product VARUBI, as well as any product candidates we are able to commercialize, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully market VARUBI and commercialize other products will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.  Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of our products and related procedures or services. If these entities do not provide sufficient coverage and reimbursement for VARUBI, or any future drug product we may market, these products may be too costly for general use, and physicians may prescribe them less frequently.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the 340B/PHS drug pricing program and the VHC Act pricing program, impact the revenues we may derive from VARUBI. Any future legislation or regulatory actions altering these programs or imposing new ones could have a significant adverse effect on our business. There have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures may, among other things: negatively impact the level of reimbursement for pharmaceutical products; require higher levels of cost-sharing by beneficiaries; change the discounts required to be provided by pharmaceutical manufacturers to government payors and/or providers; extend government discounts to additional government programs and/or providers; or reduce the level of reimbursement for health care services and other non-drug items. Any such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

Also, the trend toward managed health care in the U.S., as well as the implementation of the Affordable Care Act, and the concurrent growth of organizations such as managed care organizations, accountable care organizations and integrated delivery networks, may result in increased pricing pressures for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us. In addition, third-party payors, in an effort to control costs, are increasingly making patients responsible for a higher percentage of the total cost of drugs in the outpatient setting. This can lower the demand for our products if the increased patient cost sharing obligations are more than they can afford. Individual states’ responses to ongoing financial pressures could also result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including VARUBI, or any future drug product we may market. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

There may be significant delays in obtaining coverage and reimbursement for VARUBI and other newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.  Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, selling and distribution costs.  Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Pricing and rebate calculations vary among products and programs.  The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts.  We will be required to submit a number of different pricing calculations and failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may have material adverse effects on the company.  The Medicaid rebate amount for each manufacturer is computed each quarter based on the manufacturer’s submission to CMS of its current AMP and, in the case of innovator products like VARUBI, best price figures, for the quarter.  If we participate in the Medicaid drug rebate program and become aware that our reporting for a prior quarter was incorrect, or has changed, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due.  Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid drug rebate program.  Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.  Price recalculations also may affect the ceiling price at which we would be required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug discount program.

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

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to: (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the VA, and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing FSS and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government, which has resulted in overcharges or underpayments under these programs. The rules governing the calculation of certain reported prices are highly complex. Although it is our intention to maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, we also must participate in the VA FSS pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies—the VA, the DoD, the Public Health Service, and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the Non-FAMP which manufacturers are required to report on a quarterly and annual basis to the VA. If we misstate Non-FAMPs or FCPs, we must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $100,000 for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval.  Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute VARUBI and any other products for which we obtain marketing approval.  Restrictions under applicable federal and state healthcare laws and regulations include the following:

•                  the federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid.  The term “remuneration” has been broadly interpreted to include anything of value.  The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry.  The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it.  There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly.  Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances.  We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.  Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs;

•                  the federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government.  In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product.  Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses.  In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement.  Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. They may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs to companies to ensure compliance.  Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government;

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

•                  the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, imposes annual reporting requirements on certain manufacturers of drugs, devices, or biologics for payments and other transfers of value by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians.  A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.”  Manufacturers must submit reports by the 90th day of each calendar year; and

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.  Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states.  Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers.  In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements.  Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs.  It is possible that governmental authorities will conclude that our business practices may not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance.  If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.  If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our revenues also depend on the availability outside the U.S. of adequate pricing and reimbursement from third-party payors for our current and future drug products, if any.

Outside the U.S., certain countries, including a number of EU Member States, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the EU, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU.

Additionally, some countries require approval of the sale price of a product before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

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

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid program under the Affordable Care Act but has not yet issued final regulations.  CMS is currently expected to release final regulations later in 2015.  It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

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

Our agreements with our licensors require us to use diligent or commercially reasonable efforts to develop and commercialize such products in accordance with such agreements, and also generally require us to make timely milestone, royalty and other payments, provide certain information regarding our activities with respect to such products, maintain the confidentiality of information we receive and indemnify our licensors with respect to our development and commercialization activities under the terms of the agreements.

If we fail to meet these obligations, our licensors have the right to terminate our exclusive licenses and upon the effective date of such termination, have the right to re-obtain the licensed technology as well as aspects of any intellectual property controlled by us and developed during the period the agreements were in force that relate to the licensed technology.  This means that our licensors could effectively take control of the development and commercialization of our product candidates after an uncured, material breach of our license agreements by us.  This would also be the case if we voluntarily terminate the agreements.  While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all.  Any uncured, material breach under the licenses could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for the applicable product or product candidate.

We may not be successful in obtaining necessary rights to product candidates for our development pipeline through acquisitions and in-licenses.

We do not intend to develop product candidates from our own original research.  Our business model is predicated, in part, on our ability to successfully identify and acquire or in-license product candidates for the treatment and support of cancer patients.  However, we may be unable to acquire or in-license any product candidates from third parties for various reasons, including because we are focusing on a specific area of care, and we may be unable to identify product candidates that we believe are an appropriate strategic fit for our company.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk with the commercialization of VARUBI or any of our current or future product candidates.  Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $10 million in product liability insurance coverage in the aggregate, which may not be adequate to cover all liabilities that we may incur.  We expect to increase our insurance coverage when we begin to commercialize our product candidates.  Insurance coverage is increasingly expensive.  We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.  Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects.  A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could consume significant amounts of our cash and adversely affect our business.

We intend to market our products outside of the United States, and we will be subject to the risks of doing business outside of the United States.

Because we intend to market VARUBI and our product candidates, if approved, outside of the United States, our business is subject to risks associated with doing business outside of the United States.  Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

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

In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulation, which include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other countries outside of the U.S. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption. Moreover, our partners and third party contractors located outside the U.S. may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

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

As of September 30, 2015, we had 275 full-time employees compared to 108 at the end of December 2014.  As our development and commercialization plans and strategies develop, or as a result of any in-licenses or acquisitions of new product candidates, we will continue to need additional managerial, operational, sales, marketing, financial and other resources.  Our management, personnel and systems currently in place may not be adequate to support our recent or future growth.  Such growth will impose significant added responsibilities on members of management, including:

•                  managing our clinical trials effectively;

•                  expanding and maintaining a sales and marketing organization and developing our distribution capabilities;

•                  identifying, recruiting, maintaining, motivating and integrating additional employees;

•                  managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•                  improving our managerial, development, operational and finance systems; and

•                  expanding our facilities.

As our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties.  Our future financial performance and our ability to commercialize VARUBI and our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel.  We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We are highly dependent on Leon O. Moulder, Jr., our Chief Executive Officer, and Mary Lynne Hedley, Ph.D., our President and Chief Operating Officer.  Although we have offer letter agreements with Mr. Moulder and Dr. Hedley, these agreements are at-will and do not prevent them from terminating their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.  The loss of the services of either of these persons could impede the achievement of our research, development and commercialization objectives.

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

For certain of our cancer therapeutic product candidates, including niraparib, we believe we have acquired product candidates for which diagnostic tests or specific clinical criteria will allow us to identify cancer patients who will be more likely to respond.  We plan to rely on diagnostic tests to help us more accurately identify patients with those criteria both during our clinical trials and in connection with the commercialization of our product candidates.  Diagnostic tests, including companion diagnostics, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization.  We do not develop diagnostic tests internally.  We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these tests.  For example, our niraparib product candidate will use a test owned and administered by a third party to identify breast cancer patients with a BRCA gene mutation during clinical testing.  We are also evaluating niraparib in patients with certain homologous recombinant deficiency, or HRD, scores.  The test to determine this HRD score is owned and administered by the same third party that administers the BRCA gene mutation test.  Therefore, it is possible that niraparib will be approved for these indications only in combination with one of these diagnostic tests.  This third party may encounter difficulties in developing and obtaining approval for its test, or may fail to support the clinical development of niraparib for breast cancer as we expect, or may fail to keep the test on the market even if it is approved.  Any such delay or failure could delay or prevent approval of niraparib for breast cancer, or products we may later acquire with similar characteristics.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems, and those of our collaborators, our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs.  For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels.  The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues.  Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information.  In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.  Finally, a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised.  For example, due to a recent judgment by the European Court of Justice, a practice by many US entities of relying on safe harbor certification as a demonstration that they provide a level of data protection equivalent to that required by the EU Data Protection Directive was determined to be invalid.  Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. If the currently proposed revised draft EU Data Protection Regulation is adopted in its current form it may also increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Risks Related to Our Dependence on Third Parties

We have no experience manufacturing VARUBI on a commercial scale or our product candidates on a large clinical scale and have no manufacturing facility.  We are dependent on a limited number of third-party manufacturers for the manufacture of VARUBI and our product candidates as well as on third parties for our supply chain, and if we experience problems with any of these third parties, the manufacturing of VARUBI or our product candidates could be delayed, which could harm our results of operations.

We do not own or operate facilities for the manufacture of VARUBI or our product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  We currently work with one contract manufacturing organization, or CMO, Hovione, for the production of rolapitant drug substance used for VARUBI and IV rolapitant, and one other CMO, Patheon, for commercial production of VARUBI.  We also currently work with a CMO for the production of IV rolapitant drug product for clinical use.

As our drug development pipeline matures and we begin to commercialize VARUBI, we will have a greater need for clinical study and commercial manufacturing capacity.  We have no experience manufacturing pharmaceutical products on a commercial scale and some of our suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing.  Specifically, to meet our projected needs for commercial manufacturing of VARUBI, Patheon will need to increase scale of production.  The development of commercial-scale manufacturing capabilities may require our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience.  Our third-party manufacturers may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.  Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at an acceptable cost or in sufficient quantities or in a timely manner necessary to make commercially successful products, or may require us to pay significant costs, including for capital improvements to their facilities.  Therefore, successful commercialization of VARUBI or any of our product candidates may require us to establish large-scale commercial manufacturing capabilities.  If our contract manufacturers or other third parties fail to deliver VARUBI for commercial sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend commercialization of VARUBI.

Existing inventory for niraparib drug substance and drug product from Merck provided the initial clinical trial material needed for our niraparib clinical program.  We have agreements in place with CMOs for the further production of niraparib to meet our clinical supply needs.  For preclinical development of our antibody product candidates targeting PD-1 (TSR-042), TIM-3 (TSR-022) and LAG-3, we currently work with one CMO for the production of biologics.  For each of our product candidates, we may elect to pursue arrangements with other CMOs for manufacturing clinical supplies for later-stage trials and for commercialization.  We have not yet qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them.  If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.  In addition, the FDA and other regulatory authorities require that our product candidates and approved products, such as VARUBI, be manufactured according to cGMP and similar foreign standards.  Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.  In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposition of civil and criminal penalties.

Any significant disruption in our supplier relationships could harm our business.  We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers.  There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture our drugs.  Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms.  We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers.  Moreover, we currently do not have any agreements for the commercial production of these key materials.  Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.  If our manufacturers or we are unable to purchase these key materials for VARUBI or for our product candidates after regulatory approval, the commercial launch of VARUBI or our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of VARUBI or our product candidates.

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

We also have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs.  We rely on these parties for execution of our preclinical and clinical trials, and we control only certain aspects of their activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on collaborators and CROs does not relieve us of our regulatory responsibilities.  We also rely on these third parties to assist in conducting our preclinical studies in accordance with good laboratory practices and Animal Welfare Act requirements.  We and our collaborators and CROs are required to comply with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our products in clinical development.  Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or any of our collaborators or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements.  In addition, our clinical trials must be conducted with product produced under cGMP requirements.  Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

Because we have relied and rely on third parties for these functions, our internal capacity to perform these functions is limited.  Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner, or may fail to perform at all.  In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.  We currently have a limited number of employees, which limits the internal resources we have available to identify and monitor our third-party providers.  To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected.  Although we carefully manage our relationships with AnaptysBio and our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

To supplement our in-house sales and marketing efforts, we may sell VARUBI through a network of specialty distributors.  If we are unable to train, maintain and expand our network of specialty distributors, we may not be able to successfully commercialize VARUBI or any other product candidates for which we obtain marketing approval.

To supplement our in-house sales and marketing efforts, we may sell VARUBI through a network of specialty distributors across the United States.  As a result, our revenues from sales of VARUBI may be, at least in part, dependent upon the sales and marketing efforts of these specialty distributors.  As VARUBI will be a newly marketed product, we would need to expend significant time and resources to train the specialty distributors.

Our relationships with distributors will be non-exclusive and our distributors will simultaneously sell products on behalf of third parties, including products that may compete directly or indirectly with VARUBI or our product candidates.  If our specialty distributors fail to devote sufficient time to the sale of VARUBI, or if they otherwise fail to adequately promote, market and sell VARUBI, our ability to generate revenues from the sale of VARUBI will be impaired.  We may face significant challenges and risks in managing our geographically dispersed distribution network and retaining the team that makes up that network.  If a substantial number of our specialty distributors, or any significant specialty distributor, were to cease to do business with us within a short period of time, our sales could be adversely affected.  In such a situation, we may need to seek alternative specialty distributors.  Because of competition for their services, we may be unable to recruit additional qualified specialty distributors to work with us.  We may also not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all.  Failure to retain qualified specialty distributors would prevent us from successfully commercializing VARUBI or any other product candidates for which we obtain marketing approval.

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

The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States.  The rights already granted under any of our currently issued patents and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking.  If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected.  Further, under our agreement with Merck for niraparib, Merck is responsible, subject to certain exceptions, for prosecuting the licensed patents, and we are reliant on them to do so in a diligent fashion, subject to our right to review and approve their prosecution activities.  If Merck fails to conduct such activities diligently or does not take approved actions, among other reasons, we may not obtain or maintain broad proprietary protection for niraparib.  Similarly, under our agreement with AnaptysBio, during preclinical development of our antibody product candidate, AnaptysBio has primary responsibility for prosecuting certain licensed patents at our expense, subject in certain circumstances to our right to prior approval of expenses.  If AnaptysBio fails to conduct such activities diligently or does not take approved actions, among other reasons, we may not obtain or maintain broad proprietary protection for antibody product candidates targeting PD-1, TIM-3 and LAG-3.  Following the clearance of an IND for an antibody product candidate targeting PD-1, TIM-3 or LAG-3 or any bi-specific antibody product candidate targeting some combination thereof, we become responsible for prosecuting certain licensed patents related to that candidate.

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

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors.  Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment.  Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer.  We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims.  If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.  Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical personnel, management personnel, or both from their normal responsibilities.  In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock.  Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.  We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings.  Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Risks Related to Ownership of Our Common Stock

The price of our stock has been, and may continue to be, volatile, and you could lose all or part of your investment

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Since our initial public offering, which occurred in June 2012, the price of our common stock on the NASDAQ Global Select Market has ranged from $11.05 per share to $66.95 per share.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Forecasting sales of VARUBI may be difficult and if our revenue projections are inaccurate, our business may be harmed and our stock price may decline.

Our sales of VARUBI will be difficult to forecast.  Factors that increase the difficulty of forecasting sales of VARUBI include the following:

•                  the cost and availability of reimbursement for the product;

•                  treatment guidelines issued by government and non-government agencies;

•                  timing of market entry relative to competitive products;

•                  availability of alternative therapies;

•                  price of VARUBI relative to alternative therapies, including generic versions of products that compete with our product;

•                  rates of returns and rebates;

•                  uncertainty about the pace of acceptance of VARUBI;

•                  the ability of our third-party manufacturers to manufacture and deliver VARUBI in commercially sufficient quantities;

•                  the ability of our third-party distributors in the United States to process orders in a timely manner and satisfy their obligations to us;

•                  the extent and success of our marketing efforts; and

•                  potential side effects or unfavorable publicity concerning our product or similar products.

The extent to which any of these or other factors individually or in the aggregate may impact future sales of VARUBI is uncertain and difficult to predict.  Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results.  If our revenues from VARUBI sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable.  A shortfall in revenue would have a direct impact on our expected cash flow, our stock price and on our business generally.  Furthermore, to the extent that any projections we disclosed publicly regarding future sales of VARUBI or our financial performance are incorrect, including as a result of the challenges in forecasting sales of VARUBI, our stock price could be adversely affected and we could be subject to an increased risk of litigation.  In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

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

Our executive officers, directors and their or our respective affiliates beneficially owned approximately 34.6% of our voting stock as of September 30, 2015.  This group of stockholders has the potential ability to control us through their ownership position.  These stockholders may be able to determine the outcomes of certain matters requiring stockholder approval.  For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.  The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures.  Commencing with our next Annual Report on Form 10-K, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.  Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.  We have limited experience complying with Section 404, and if in the future we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.  Furthermore, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.  Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows.  If our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ, the U.S. Securities and Exchange Commission, or the SEC, or other regulatory authorities.  Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are incurring increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, and these expenses will increase even more as our compliance obligations increase, including as a result of the requirement to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ Stock Market.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have substantially increased, and will continue to increase, our legal and financial compliance costs and have made and will make some activities more time-consuming and costly.  These increased costs have increased, and will continue to increase, our consolidated net loss.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage.  We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.  The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

As of September 30, 2015, we have 40,072,877 shares of common stock outstanding.  Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  Of these outstanding shares, 13,865,010 are currently held by directors, executive officers and other parties that may be deemed to be their or our affiliates and are available for sale subject to volume limitations, other restrictions under securities laws and, in some cases, vesting schedules.  We also have registered shares of common stock that we may issue under our equity compensation plans.  These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Furthermore, certain persons who were stockholders prior to our initial public offering are entitled to registration rights under the Securities Act with respect to shares they hold, which includes 12,727,272 shares held by our directors, executive officers and other parties that may be deemed to be their or our affiliates.  Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restrictions under the Securities Act, except with respect to shares purchased by affiliates.  Any sales of shares by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates.  The initial number of shares of our common stock available for future grant under our 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, which became effective in April 2012, was 1,428,571 plus the number of shares of our common stock reserved for issuance under our 2010 Stock Incentive Plan, or the 2010 Incentive Plan, as of the effective date of the 2012 Incentive Plan (which is an additional 6,857 shares).  On May 14, 2015, our stockholders approved an additional 2,000,000 shares for issuance under our 2012 Incentive Plan.  The number of shares of our common stock reserved for issuance under our 2012 Incentive Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2010 Incentive Plan following the effective date of the 2012 Incentive Plan, and (ii) on January 1 of each year, by a number of shares of common stock equal to the lesser of (x) 4% of the shares of common stock outstanding at such time, or (y) the number of shares determined by our board of directors.  As of September 30, 2015, there were 1,527,313 shares of our common stock reserved for issuance under our 2012 Incentive Plan.  On May 14, 2015, our stockholders approved our 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan.  The number of shares of our common stock available for future grant under our 2015 Director Plan is 500,000.  Future stock option grants and issuances of common stock under our equity plans may have an adverse effect on the market price of our common stock.

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

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	October 30, 2015

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	October 30, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document