Form 10-Q
period 2016-03-31
TESARO, Inc.
filed 2016-05-06
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 45,845,028 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31,	March 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$230,146	$314,460
Accounts receivable	679	1,056
Inventories	1,106	5,992
Other current assets	4,560	4,208
Total current assets	236,491	325,716

Intangible assets, net	14,732	14,268
Property and equipment, net	2,779	2,690
Restricted cash	500	500
Other assets	779	803
Total assets	$255,281	$343,977

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,019	$12,334
Accrued expenses	36,628	40,133
Deferred revenue, current	500	3,362
Other current liabilities	1,534	3,043
Total current liabilities	46,681	58,872

Convertible notes, net	121,325	123,797
Deferred revenue, non-current	288	163
Other non-current liabilities	113	181
Total liabilities	168,407	183,013

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2015 and March 31, 2016; no shares issued or outstanding at both December 31, 2015 and March 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2015 and March 31, 2016; 40,279,783 and 44,714,130 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	4	4
Additional paid-in capital	688,788	853,744
Accumulated other comprehensive loss	—	(99)
Accumulated deficit	(601,918)	(692,685)
Total stockholders’ equity	86,874	160,964
Total liabilities and stockholders’ equity	$255,281	$343,977

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Revenues:
Product revenue, net	$—	$173
License revenue	—	134
Total revenues	—	307

Expenses:
Cost of sales – product	—	76
Cost of sales – intangible asset amortization	—	464
Research and development	33,545	52,632
Selling, general and administrative	11,242	30,023
Acquired in-process research and development	—	4,000
Total expenses	44,787	87,195
Loss from operations	(44,787)	(86,888)

Interest expense	(3,726)	(3,981)
Interest income	7	102
Net loss	$(48,506)	$(90,767)

Net loss per share applicable to common stockholders - basic and diluted	$(1.30)	$(2.22)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	37,312	40,966

Comprehensive loss:
Net loss	$(48,506)	$(90,767)
Other comprehensive loss:
Unrealized loss on pension obligation	—	(99)
Other comprehensive loss	—	(99)
Comprehensive loss	$(48,506)	$(90,866)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Operating activities
Net loss	$(48,506)	$(90,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	4,000
Depreciation and amortization expense	99	733
Stock-based compensation expense	3,920	9,258
Non-cash interest expense	2,200	2,472
Changes in operating assets and liabilities:
Accounts receivable	—	(377)
Inventories	—	(4,886)
Other assets	(352)	(282)
Accounts payable	(464)	4,293
Accrued expenses	1,277	3,725
Deferred revenues	—	2,737
Other liabilities	1,526	1,478
Net cash used in operating activities	(40,300)	(67,616)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	—	(4,000)
Purchase of property and equipment	(172)	(380)
Net cash used in investing activities	(172)	(4,380)

Financing activities
Proceeds from sale of common stock, net of issuance costs	179,950	154,972
Proceeds from exercise of stock options	2,807	1,338
Net cash provided by financing activities	182,757	156,310

Increase in cash and cash equivalents	142,285	84,314
Cash and cash equivalents at beginning of period	256,861	230,146
Cash and cash equivalents at end of period	$399,146	$314,460

Non-cash investing and financing activities
Common stock issuance costs — cash not paid as of period end	$204	$—
Stock option exercise proceeds receivable as of period end	$—	$82

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  Headquartered in Waltham, Massachusetts, TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses, develops, and commercializes oncology products and product candidates.  Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of these product candidates, developing intellectual property, recruiting personnel and raising capital.  As part of its business strategy, the Company intends to continue to in-license or acquire additional product candidates across various stages of development. The Company operates in one segment.  The Company is subject to a number of risks, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

On September 1, 2015, the Company’s first commercial product, VARUBI® (rolapitant), was approved by the United States Food and Drug Administration, or FDA, in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The Company commenced sales of VARUBI during the fourth quarter of 2015.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  On March 18, 2016, the Company closed a private placement of its common stock with certain accredited investors, whereby an aggregate of 4,404,658 shares of common stock were issued at a price per share of $35.19 for aggregate gross proceeds of approximately $155.0 million.  On April 5, 2016, the Company closed a private placement of its common stock with one accredited investor for gross proceeds of approximately $50.0 million.  Management intends to fund future operations in part through the proceeds from these financings and additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2015 and 2016.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to sales of its approved product, accrued clinical trial and manufacturing development expenses, which form part of the Company’s research and development expenses, and stock-based compensation expense.  Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, product revenue, and valuation of convertible notes.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

Level 1 inputsQuoted prices in active markets for identical assets or liabilities

Level 2 inputsObservable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputsUnobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2015 and March 31, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2015
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$224,885	$224,885	$—	$—
Total assets		$224,885	$224,885	$—	$—

		March 31, 2016
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$300,020	$300,020	$—	$—
Total assets		$300,020	$300,020	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of March 31, 2016, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $123.8 million and the estimated fair value of the principal amount was $309.2 million.  The Convertible Notes are discussed in more detail in Note 5, “Convertible Notes.”

Revenue Recognition

Product Revenue

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met and returns and allowances can be reasonably estimated.  Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions as well as estimated product returns.  Allowances are recorded as a reduction of revenue at the time product revenues are recognized.

VARUBI is currently distributed in the U.S. principally through a limited number of specialty distributors and to a lesser extent though the specialty pharmacy channel, or collectively, Customers.  Customers subsequently resell VARUBI to health care providers and payers.

In addition to distribution agreements with Customers, the Company has entered into arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of VARUBI.

Due to the recent launch of VARUBI, with the exception of actual payer data provided by the specialty pharmacy channel, the Company has determined that it does not yet have sufficient actual historical data regarding the ultimate third-party payer mix and resulting rebates related to shipments of VARUBI to its Customers.  In addition, the Company has further determined that it does not currently have the necessary volume of activity to provide sufficient visibility into the distribution channel and the ultimate utilization of the product, which inhibits the Company’s ability to determine a reasonable estimate of potential returns.  As a result of the above, at March 31, 2016, the Company has determined that it is not yet able to reliably make all of the estimates necessary to meet certain of the key recognition criteria in order to recognize net product revenues with respect to shipments of VARUBI to specialty distributor Customers.  Accordingly, the Company concluded that revenue related to shipments to specialty distributors, for which the Company has received payment, should be deferred.

With respect to shipments into the specialty pharmacy channel, for which the Company receives payer data once the specialty pharmacy ships VARUBI to providers and other third parties, the Company has determined that revenue from sales to the specialty pharmacy will be recognized once such shipments to providers and other third parties occur.  For such specialty pharmacy sales, allowances for government and non-government rebates and discounts are established based on the actual payer information, which is known at the time of shipment to patients or providers, as well as the related contracted discount rates applicable to each.  In certain cases an estimate of utilization of the rebate by the patient within each payer group is needed and is estimated based on market research data.  During the three months ended March 31, 2016, the Company recognized $0.2 million in net product revenues related to VARUBI sales through the specialty pharmacy channel.  No net product revenue was recorded for the three months ended March 31, 2015.

Payments received from Customers in advance of recognition of revenue are recorded as deferred revenue by the Company, net of payments made to Customers, providers and payers.

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

•

delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and the arrangement includes a general right of return relative to the delivered item(s).

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

The commercial milestone and royalty payments received under license agreements, if any, will be recognized as license revenue when they are earned.

In July 2014, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui has licensed rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.  For this arrangement, the Company has determined that there is only one unit of accounting that includes the licensed patents and the licensed know-how, which will be delivered over a period of time.  The Company recorded $0.1 million of license revenue related to a $1.0 million up-front payment under this arrangement during the three months ended March 31, 2016, and recorded $0.7 million as deferred revenue as of March 31, 2016.  This $1.0 million payment is being recognized as license revenue over the two-year period of performance relating to the Company’s obligations to provide the licensed know-how to Hengrui.  Under the terms of the agreement, the Company would be entitled to additional payments of up to $2.0 million contingent on the achievement of certain regulatory milestones, as well as royalties on product sales at percentage rates in the low teens.

In April 2016, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc., or Janssen, under which the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide.  See Note 12, “Subsequent Events,” for further discussion.

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

Stock-Based Compensation Expense

Stock-based compensation is recognized as expense for each stock-based award based on its estimated fair value.  The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model.  The Company determines the fair value of each restricted stock unit at its grant date based on the closing market price of the Company’s common stock on that date.  The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.  The cumulative effect of any changes to the estimated forfeiture rates are accounted for as an adjustment to expense in the period of the change.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis.

Prior to the regulatory approval of its product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of its products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expense.  The Company periodically analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales.  The determination of whether inventory costs will be realizable requires estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the consolidated statements of operations.

New Accounting Pronouncements - Recently Adopted

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-12.  The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after a requisite service period.  The amendments require an entity to treat a performance target that affects vesting, and that could be achieved after the requisite service period, as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718 relating to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendments in this ASU are effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  The Company adopted this ASU on January 1, 2016, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance will not change GAAP for a customer’s accounting for service contracts.  ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date, or (2) retrospectively.  For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change.  For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.  The Company adopted this ASU prospectively on January 1, 2016 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, which clarifies the implementation guidance on principal versus agent considerations.  The Company is currently in the process of evaluating which adoption method it will utilize and the impact that the adoption of this guidance will have on its potential future revenue streams and consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued).  ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements.  ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  We have not yet adopted this standard; however, if this standard had been adopted as of March 31, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.

In July 2015, the FASB issued ASU No. 2015-11, which amends existing guidance for measurement of inventory.  Current inventory guidance requires an entity to measure inventory at the lower of cost or market.  Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost.  An entity should measure all inventory to which the amendments apply at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The new standard must be applied using a modified retrospective transition approach which requires application of the new guidance for all periods presented.  The Company is currently in the process of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies various aspects of accounting for share-based payments to employees.  Key provisions of the new standard include requiring excess tax benefits and shortfalls to be recorded as income tax benefit or expense in the income statement, rather than in equity, and permitting an election to record the impact of pre-vesting forfeitures as they occur.  The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently in the process of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3.  Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock units, and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2015	2016
Outstanding stock options	4,791	7,068
Unvested restricted stock units	16	537
Shares issuable upon conversion of Convertible Notes	—	20
	4,807	7,625

In September 2014, the Company issued Convertible Notes, which provide in certain situations for the conversion of the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at a predefined conversion rate.  See Note 5, “Convertible Notes”, for additional information.  In conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties.  The Capped Calls are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the Convertible Notes.

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted net income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The share figure in the table above represents the estimated incremental shares that would be issued, after consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of March 31, 2016.

4. Inventories

The following table presents inventories as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31,	March 31,
	2015	2016
Raw materials	$364	$5,239
Work in process	83	143
Finished goods	659	610
Total inventories	$1,106	$5,992

5.  Convertible Notes

On September 29, 2014, in a registered underwritten public offering, the Company completed the issuance of $201.3 million aggregate principal amount of Convertible Notes.  In conjunction with the sale of the Convertible Notes, the Company used $20.8 million of the net proceeds to enter into separate Capped Calls.

The Convertible Notes bear interest at a rate of 3.00% per annum, payable semi-annually on April 1 and October 1, and will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  The Convertible Notes will mature on October 1, 2021, unless earlier converted or repurchased in accordance with their terms.  Prior to the close of business on the business day immediately preceding April 1, 2021, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods as discussed below, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion price of the Convertible Notes is approximately $35.13 per share of common stock at an initial conversion rate of 28.4627 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes.

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

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015	2016
Contractual interest expense	$1,526	$1,509
Amortization of debt discount	2,026	2,315
Amortization of debt issuance costs	174	157
Total interest expense	$3,726	$3,981

6.  Stock-Based Compensation

The Company maintains several equity compensation plans, including the TESARO, Inc. 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, the TESARO, Inc. 2010 Stock Incentive Plan, or the 2010 Incentive Plan, the TESARO, Inc. 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan, and the TESARO, Inc. 2012 Employee Stock Purchase Plan, or the 2012 ESPP.

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan initially allowed the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (an additional 6,857 shares) plus the number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  In addition, each year starting in 2014, the number of shares available for grants of awards under the 2012 Incentive Plan is increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors.  Most recently, on January 1, 2015 and 2016, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 1,444,403 shares and 1,611,191 shares, respectively.  On May 14, 2015, the stockholders of the Company approved an increase of 2,000,000 shares of common stock available for grant under the 2012 Incentive Plan. Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; restricted stock units; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of stock options granted under the 2012 Incentive Plan is equal to the closing price of a share of the Company’s common stock on the grant date.

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

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Research and development	$1,814	$3,666
Selling, general and administrative	2,106	5,592
Total stock-based compensation expense	$3,920	$9,258

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2015	5,878,352	$35.00
Granted	1,298,421	43.22
Exercised	(29,689)	24.56
Cancelled	(79,531)	49.95
Outstanding at March 31, 2016	7,067,553	$36.39

Vested at March 31, 2016	2,646,197	$18.39
Vested and expected to vest at March 31, 2016 (a)	6,527,560	$35.44

(a)

This represents the number of vested options as of March 31, 2016, plus the number of unvested options expected to vest as of March 31, 2016, based on the unvested options at March 31, 2016, adjusted for the estimated forfeiture rate.

At March 31, 2016, there was approximately $97.4 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of  3.1 years.

Restricted Stock Units

The following table presents a summary of the Company’s restricted stock unit, or RSU, activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2015	60,000	$56.00
Granted	480,995	43.31
Vested	—	—
Forfeited	(3,700)	43.39
Unvested restricted stock units at March 31, 2016	537,295	$44.72

At March 31, 2016, there was approximately $19.4 million of unrecognized compensation cost related to RSUs, which the Company expects to recognize over a remaining weighted-average period of 3.8 years.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of March 31, 2016, 236,723 shares remained available for issuance.  During the three months ended March 31, 2015 and 2016, the Company did not issue any shares under the 2012 ESPP, and recognized approximately $0.1 million and $0.3 million in related stock-based compensation expense, respectively.

7.  Common Stock Transactions

In March 2015, the Company sold 3,755,000 shares of common stock in an underwritten public offering at a price to the public of $51.00 per share, resulting in gross proceeds of approximately $191.5 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $179.8 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

In March 2016, the Company sold 4,404,658 shares of common stock in an private placement offering at a price of $35.19 per share, with certain accredited investors, including funds affiliated with three of its directors and current investors, resulting in gross proceeds of approximately $155.0 million.  The price per share was equal to the volume weighted average price for the ten-day period ending on March 17, 2016.  There were no placement agents used for this financing.  The sale and issuance of the shares of common stock in the private placement was made in reliance on the exemption afforded by Section 4(a)(2) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

8.  Income Taxes

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

For the three months ended March 31, 2015 and 2016, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the favorable tax attributes, the Company has recorded full valuation allowances against its otherwise recognizable net deferred tax assets at both December 31, 2015 and March 31, 2016.

9. Intangible Assets

The following table presents intangible assets as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31,	March 31,
	2015	2016	Estimated useful life
Intangible asset - OPKO milestone	$15,000	$15,000	8	Years
Less accumulated amortization	(268)	(732)
Total intangible asset, net	$14,732	$14,268

The Company recorded $0.5 million in amortization expense related to this intangible asset during the three months ended March 31, 2016.   Estimated future amortization expense for intangible assets as of March 31, 2016 is $1.4 million for the remainder of 2016, $1.9 million per year for 2017, 2018, 2019, and 2020, and $5.5 million thereafter.

10.  Commitments and Contingencies

The Company leases approximately 70,900 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The term of the lease commenced April 1, 2013 and continues through June 30, 2017.  The lease agreement provides for one month of free rent with respect to a portion of the leased premises and a tenant improvement allowance of $0.1 million.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the lease as of March 31, 2016 were $1.8 million and $1.2 million for the remainder of the year ending December 31, 2016 and for the year ending December 31, 2017, respectively.

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

11. Collaboration Arrangements

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three months ended March 31, 2016, the Company incurred $0.8 million in external costs related to this study, of which $0.4 million is reimbursable by Merck.  At March 31, 2016, $0.9 million of cost-sharing receivable from Merck has been recorded in accounts receivable in the condensed consolidated balance sheets.

12. Subsequent Events

On April 5, 2016, the Company entered into separate transactions with Janssen and its affiliate, Johnson & Johnson Innovation — JJDC, Inc., or JJDC, consisting of a collaboration and license agreement with Janssen, or the Collaboration Agreement, and a stock purchase agreement and investor agreement, each with JJDC, or the Stock Purchase Agreement and the Investor Agreement, respectively.

Under the terms of the Collaboration Agreement, the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide, except for Japan.  The Company retains all rights worldwide to develop and commercialize niraparib other than for prostate cancer.

The Company received a $35.0 million upfront license fee from Janssen in April 2016.  Assuming successful development and commercialization of niraparib products for prostate cancer, the Company could receive up to an additional $415.0 million in clinical, regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for conducting and funding all development and commercialization of niraparib for prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.

Under the terms of the Stock Purchase Agreement, the Company sold and issued 1,130,198 shares of common stock to JJDC on April 5, 2016 at a price per share of $44.24, for an aggregate purchase price of approximately $50.0 million.  The price per share was equal to the volume weighted average price for the five-day period ending on April 4, 2016.  There were no placement agents used, or any underwriting discounts or commissions paid in connection with the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Examples of forward looking statements contained in this report include statements regarding the following: our intent to in-license or acquire additional product candidates; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our clinical development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our IV rolapitant, niraparib, TSR-042, and TSR-022 programs, particularly with respect to the expected timing of data from our niraparib NOVA trial and the expected timing of the submission of both the NDA and MAA for niraparib; our expected gross-to-net adjustment range for VARUBI®; our expectation that we will continue to incur significant expenses, and our expectation that our operating losses and negative cash flows will continue to increase for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

These forward-looking statements involve substantial risks and uncertainties that could cause actual future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements.  Such risks and uncertainties include, among others, the uncertainties inherent in the development or launch of any new pharmaceutical product and the execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, patient accrual rates for clinical trials, manufacturing and supply risks, and other matters that could affect the timing of data, the potential regulatory approval, or the commercial availability of our product candidates or the success of any product.  The following information and any forward-looking statements should be considered in light of these factors and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” and in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We have in-licensed and are currently developing several oncology-related product candidates, including rolapitant, niraparib, and the product candidates under our immuno-oncology platform.

On September 1, 2015, our first commercial product, VARUBI, which is the oral formulation of rolapitant, was approved by the United States Food and Drug Administration, or FDA, for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  We commenced shipments of VARUBI to distributors in November 2015.

In February 2016, we and the Institute for Applied Cancer Science at The University of Texas MD Anderson Cancer Center, or MDACC, entered into an exclusive collaboration to discover and develop small molecule product candidates against undisclosed immuno-oncology targets.  This collaboration is intended to leverage MDACC’s expertise in drug discovery and translational medicine and our oncology drug development and commercialization capabilities.  Under terms of the agreement, we will receive exclusive worldwide rights to develop and commercialize any small molecule product candidates that result from this collaboration.  MDACC will be responsible for conducting research activities aimed at identifying clinical candidates with defined characteristics targeting certain immuno-oncology targets.  We will fund research, development, and commercialization expenses for this collaboration.

In April 2016, we entered into a global prostate cancer collaboration and license agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, under which we granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide, except for Japan.  We retain all rights worldwide to develop and commercialize niraparib outside of prostate cancer.  In connection with the execution of the Collaboration Agreement, we received a $35.0 million upfront license fee from Janssen, and assuming successful development and commercialization of niraparib products for prostate cancer, we could receive up to an additional $415 million in clinical, regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for conducting and funding all development and commercialization of niraparib in prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.  We also entered into stock purchase and investor agreements with an affiliate of Janssen, Johnson & Johnson Innovation — JJDC, Inc., or JJDC, whereby we sold and issued 1,130,198 shares of our common stock to JJDC on April 5, 2016 at a price per share of $44.24, for an aggregate purchase price of approximately $50.0 million.

A summary description of our current products and product candidates is as follows:

•

Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, has been approved for commercialization in the United States, and we are also developing an intravenous, or IV, formulation of rolapitant.  In March 2016, we submitted a new drug application, or NDA, for IV rolapitant to the FDA. We also submitted a Marketing Authorisation Application, or MAA, for oral rolapitant to the European Medicines Agency, or EMA, in March 2016.

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  We currently have several ongoing clinical trials evaluating niraparib for the treatment of ovarian or breast cancers, and we expect to initiate further clinical trials of niraparib during 2016. We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.  Based on research related to PARP inhibitors generally, we believe that niraparib may also be active in the treatment of several other tumor types.  We expect top-line data from our NOVA trial of niraparib to become available during the second quarter of 2016, and we are currently planning to submit an NDA and an MAA for niraparib in the second half of 2016.

•

Immuno-Oncology Platform:  In March 2014, we added immuno-oncology programs to our portfolio of product candidates by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets.  We submitted an investigational new drug application, or IND, for our first immuno-oncology antibody, TSR-042, which targets PD-1, to the FDA in December 2015, and we initiated a Phase 1, dose escalation study in March 2016.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3, and LAG-3 and bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination.  In addition, we plan to evaluate our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with niraparib and other anti-tumor agents.  We submitted an IND for our second immuno-oncology antibody, TSR-022, which targets TIM-3, in April 2016.

We commenced business operations in May 2010.  Our operations to date have been primarily focused on organizing and staffing our company, raising capital, identifying, acquiring and developing product candidates, undertaking preclinical studies and clinical trials, manufacturing activities related to our product and product candidates, and the commercialization of VARUBI.  We have only recently launched our first commercial product, and to date we have recorded limited revenues from product sales and a license related to the development of rolapitant in China.  We have financed our operations primarily with net proceeds from public and private offerings of our common stock, private placements of our preferred stock and the issuance of convertible notes.

As of March 31, 2016, we had an accumulated deficit of $692.7 million.  Our net losses were $90.8 million, $251.4 million, $171.0 million, and $92.4 million for the three months ended March 31, 2016 and the years ended December 31, 2015, 2014 and 2013, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, assuming that we receive positive results from our ongoing NOVA Phase 3 trial of niraparib in ovarian cancer, we expect operating expenses to continue to increase throughout 2016 over current levels as we incur increased costs related to our ongoing commercialization activities including executing related marketing and promotional programs for the commercialization of VARUBI, costs related to the advancement of clinical trial and other development and regulatory activities under our current development programs such as IV rolapitant, niraparib, TSR-042 and TSR-022, costs related to the immuno-oncology development activities under our collaboration with AnaptysBio, costs related to expanding our international operations, and costs related to other research and development activities and potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  If we obtain regulatory approval for any of our product candidates in addition to VARUBI, or in anticipation of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress, and results of our clinical trial activity (such as the niraparib Phase 3 NOVA trial results, which we expect in the second quarter of 2016) and commercialization efforts for VARUBI.  Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of March 31, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $314.5 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through December 31, 2015, we received $758.3 million in proceeds, net of underwriting discounts and commissions and offering expenses, from private placements of convertible preferred stock, and public offerings of common stock and convertible notes.  On March 18, 2016, we completed a private placement whereby we sold 4,404,658 shares of our common stock at a price of $35.19 per share and received approximately $155.0 million in proceeds.  In addition, as noted above, on April 5, 2016, we completed a private placement whereby we sold 1,130,198 shares of our common stock at a price of $44.24 per share and received approximately $50.0 million in proceeds.

Financial Operations Overview

Product and License Revenue

Product revenue consists of sales of our product, VARUBI, in the United States.

License revenue relates to our license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.

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

•	fees and costs related to regulatory filings and operations;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities, maintenance of facilities, insurance and other supplies; and

•	other costs associated with clinical, preclinical, discovery and other research activities.

Research and development costs are expensed as incurred.  License fees and development milestone payments related to in-licensed products and technology are expensed as acquired in-process research and development if it is determined at that point that they have no established alternative future use.  Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs as well as expected increasing costs associated with our collaborations with AnaptysBio and Merck, manufacturing related costs, and potential development milestone payments.  More specifically, we expect costs to increase as we: continue our currently ongoing Phase 2 and 3 trials, continue our manufacturing development and validation, and initiate additional investigative and collaborative studies, related to niraparib; continue clinical, manufacturing and regulatory development activities for the IV formulation of rolapitant; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform; and hire additional development and scientific personnel.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval.  We may never succeed in achieving regulatory approval for any of our currently unapproved product candidates.  The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.  In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as based upon an assessment of each product candidate’s commercial potential. If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our future ability to generate product revenues from any of these product candidates will be delayed or jeopardized.  These occurrences would harm our business, financial condition and prospects, perhaps significantly, which would require us to alter our current operation plan and potentially delay, scale back, or discontinue the development or commercialization of one or more programs and/or other areas of the business in order to reduce our future expenses and continue to fund our remaining operations.

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015	2016
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	7,018	5,774
Rolapitant total	7,018	5,774

Niraparib Expenses
Acquired in-process research and development	—	—
Research and development	12,977	24,703
Niraparib total	12,977	24,703

TSR-011 Expenses
Acquired in-process research and development	—	—
Research and development	1,277	541
TSR-011 total	1,277	541

Immuno-Oncology Platform Expenses
Acquired in-process research and development	—	4,000
Research and development	3,060	6,175
Immuno-Oncology Platform total	3,060	10,175

Personnel and Other Expenses	9,213	15,439

Total	$33,545	$56,632

For further discussion of the changes in our research and development expenses with respect to the three months ended March 31, 2016 and the corresponding period of 2015, see “Results of Operations — Comparison of the Three Months Ended March 31, 2015 and 2016 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for our commercial personnel, including our field sales force, certain medical education professionals and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions.  Other selling, general and administrative expenses include certain facility-related costs, communication expenses, pre-commercial and commercial consulting, advertising, market research and other activities necessary to prepare for and support the launch of VARUBI, and professional fees for legal, patent review, consulting and accounting services.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2016

	Three Months Ended March 31,		Increase/
	2015	2016	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$—	$173	$173
License revenue	—	134	134
Total revenues	—	307	307

Expenses:
Cost of sales - product	—	76	76
Cost of sales - intangible asset amortization	—	464	464
Research and development	33,545	52,632	19,087
Selling, general and administrative	11,242	30,023	18,781
Acquired in-process research and development	—	4,000	4,000
Total expenses	44,787	87,195	42,408

Loss from operations	(44,787)	(86,888)	(42,101)
Other income (expense), net	(3,719)	(3,879)	(160)

Net loss	$(48,506)	$(90,767)	$(42,261)

Product Revenue.  We recorded $0.2 million of net product revenue for the three months ended March 31, 2016.  No product revenue was recorded for the three months ended March 31, 2015.  This amount relates to sales of VARUBI, our first commercial product, which we began shipping in November of 2015.  Through March 31, 2016 we have recorded product revenue related to VARUBI that has been shipped by the specialty pharmacy to patients.  We have not recorded any product revenue from shipments that we have made to our other direct customers, specialty distributors.  We expect specialty distributors to comprise a majority of our ultimate product sales.  We have not recognized product revenue for sales to the specialty distributors as we have concluded that we did not meet the revenue recognition criteria under current accounting guidance for these shipments, and we anticipate recognizing revenue on product sales to these customers at such time as we have concluded that we have met all applicable revenue recognition criteria under current accounting guidance.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements.  The corresponding costs of product sales for which we have not recognized product revenue have similarly not yet been reflected in the condensed consolidated statement of operations.

Since the launch of VARUBI, through March 31, 2016, we have shipped approximately 7,000 units for stocking and to satisfy reorders from distributors.    Of these units, approximately 4,000 units were subsequently shipped from our distributors to providers and patients through March 31, 2016.  The Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit of VARUBI, is $530 per unit.  For product sales recognized to date, which, as described above, are comprised solely of units sold to the specialty pharmacy channel, the average net sales price per unit to us (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or, the gross-to-net adjustment) was $355 or approximately 67% of WAC.  We expect that our gross-to-net adjustment to revenues will be higher in the future as a result of changes to our customer and payer mix.  Overall, we expect that our gross-to-net adjustments will increase throughout 2016 such that our average net sales price will represent around 60% of WAC per unit.

License Revenue.  License revenue of $0.1 million for the three months ended March 31, 2016 relates to our license agreement with Hengrui, which we entered into in July 2015 and pursuant to which Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.  No license revenue was recorded for the three months ended March 31, 2015.

Cost of Sales - Product. Cost of sales of $0.1 million for the three months ended March 31, 2016 consists of costs of product shipped from our specialty pharmacy to providers and other third parties, as well as costs of product provided under our sampling and other commercial programs and certain period costs. No product cost of sales was recorded for the three months ended March 31, 2015.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $0.5 million for the three months ended March 31, 2016 consists of amortization of the intangible asset recorded as a result of the $15.0 million milestone paid to OPKO upon the first commercial sale of VARUBI. No similar amortization was recorded for the three months ended March 31, 2015.

Research and Development Expenses.  Research and development expenses were $52.6 million for the three months ended March 31, 2016, compared to $33.5 million for the three months ended March 31, 2015, an increase of $19.1 million. The increase was primarily due to higher external costs associated with our niraparib development efforts, development of TSR-042 and TSR-022 and our other immuno-oncology product candidates, as well as higher personnel and related costs.  Significant changes resulting in this increase included:

•	an increase of $11.7 million in costs associated with our niraparib program primarily comprised of increased costs related to ongoing or new clinical trials and manufacturing development activities;

•

an increase of $3.1 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 Phase 1 clinical trial, biologics manufacturing as well as non-clinical and other immuno-oncology program research activities; and

•

an increase of $4.4 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $1.9 million, primarily due to increased awards of employee stock options and restricted stock units.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $30.0 million for the three months ended March 31, 2016, compared to $11.2 million for the three months ended March 31, 2015, an increase of $18.8 million.  The increase was primarily due to increases of: $10.8 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI; $4.5 million in professional and consulting fees and other expenses to support corporate operational and commercialization activities; and $3.5 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses were $4.0 million for the three months ended March 31, 2016, comprised of a milestone paid to AnaptysBio.  Our obligation to pay this milestone was triggered by the clearance of our IND for TSR-042, which occurred in January 2016. There were no acquired in-process research and development expenses for the three months ended March 31, 2015.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest expense increased by $0.3 million in the three months ended March 31, 2016 due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.  Interest income increased by $0.1 million in the three months ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $314.5 million, exclusive of the $35.0 million upfront payment from Janssen Biotech, Inc. as well as the $50.0 million in proceeds from our sale of 1,130,198 shares of our common stock to Johnson & Johnson Innovation — JJDC, Inc., both of which we received in April of 2016 and which are more fully described above.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through December 31, 2015, including our

2012 initial public offering, we raised a total of $758.3 million in net cash proceeds from private placements of convertible preferred stock and public offerings of common stock, and convertible notes.  On March 18, 2016, we issued an aggregate of 4,404,658 shares of our common stock in a private placement at a price of $35.19 per share and received approximately $155.0 million in proceeds.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods noted (in thousands):

	Three Months Ended March 31,
	2015	2016
Net cash provided by (used in):
Operating activities	$(40,300)	$(67,616)
Investing activities	(172)	(4,380)
Financing activities	182,757	156,310
Increase in cash and cash equivalents	$142,285	$84,314

Cash Flows from Operating Activities

The use of cash in operating activities during both the three months ended March 31, 2015 and 2016 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $27.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increased external expenses related to commercialization activities and increased external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform.  Higher costs associated with increased employee headcount related to commercial preparation activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our oral rolapitant development program.

Cash Flows from Investing Activities

The increase of $4.2 million in net cash used in investing activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due primarily to a $4.0 million milestone payment to AnaptysBio, which was earned in January 2016.

Cash Flows from Financing Activities

The decrease of $26.4 million in net cash provided by financing activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to cash proceeds of $155.0 million from the closing of our March 2016 private placement of common stock, compared to cash proceeds of $180.0 million in the prior year period from the closing of our March 2015 public offering of common stock (both amounts net of underwriting discounts and commissions and offering expenses, if any).  In addition, cash proceeds from exercises of employee stock options decreased by $1.5 million during the current year period.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect 2016 operating expenses to increase over current levels as we incur increased costs related to the continued development of IV rolapitant, costs related to the advancement of our clinical trials and other development activities under our current development programs, such as niraparib and the immuno-oncology activities under our collaboration with AnaptysBio, costs related to ongoing commercial activities, including our commercial sales force, executing marketing and promotional programs and other commercialization costs associated with VARUBI, costs related to expanding our international operations, and costs related to potential future in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We will require additional capital for the continuing commercialization of VARUBI, further development and potential commercialization of our other product candidates, including any license payments or milestone obligations that may arise, required costs relating to our March 2014 collaboration and exclusive license agreement with AnaptysBio, and cash interest obligations related to our Convertible Notes.  We may also need additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the Convertible Notes at maturity or, at our election, upon conversion.  On March 18, 2016, we issued an aggregate of 4,404,658 shares of our common stock in a private placement at a price per share of $35.19 for gross proceeds of approximately $155.0 million.  On April 5, 2016, we issued 1,130,198 shares of our common stock in a private placement at a price per share of $44.24 for gross proceeds of approximately $50.0 million. The funds we received upon closing of these private placements, coupled with our existing cash and cash equivalents and the cash we expect to generate from sales of VARUBI, are expected to be sufficient to meet our existing cash flow requirements and fund our existing operations at their currently planned levels through at least the 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•	our ability to generate revenues from sales of VARUBI and future products;

•	the cost of establishing U.S. and ex-U.S. sales, marketing and distribution capabilities for VARUBI or any product candidates for which we may receive regulatory approval;

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

•

the attainment of milestones and our obligations to make milestone payments, royalty payments, or both to OPKO, Merck, or AnaptysBio or to any other future product candidate licensor, if any, under our in-licensing agreements;

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to net product revenue, accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  In making estimates and judgments, management employs critical accounting policies.

Product Revenue

In September 2015, our product VARUBI, which is the oral formulation of rolapitant, was approved for sale by the FDA, and in November 2015 we began shipping VARUBI to our U.S. customers.  We distribute our product in the U.S. principally through a limited number of specialty distributors and to a lesser extent though the specialty pharmacy channel, or collectively, our Customers.  Our Customers subsequently resell our products to health care providers and payers.

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated.  Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions as well as estimated product returns.  Allowances are recorded as a reduction of revenue at the time product revenues are recognized.

In addition to distribution agreements with our Customers, we have entered into direct and indirect arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of VARUBI.  Due to the short period of time since the launch of VARUBI, and with the exception of actual payer data provided to us by the specialty pharmacy channel, we do not yet have sufficient actual historical data regarding the ultimate third-party payer mix and resulting rebates related to shipments of VARUBI to our Customers.  Therefore, we are not yet otherwise able to reasonably make estimates related to payer mix and resulting rebates for specialty distributor Customers.  In addition, one of the key elements to meet certain of the revenue recognition criteria is to have the necessary volume of activity to provide sufficient visibility into the distribution channel and the ultimate utilization of the product, such that we are able to determine a reasonable estimate of potential returns.  At March 31, 2016, we have therefore determined that we do not yet have sufficient visibility to reliably make certain estimates necessary to recognize net product revenues with respect to shipments of VARUBI to certain Customers.  Accordingly, we have determined that revenue related to shipments to specialty distributors, for which we have received payment, should be deferred.

With respect to shipments into the specialty pharmacy channel, for which we receive payer data once the specialty pharmacy ships VARUBI to providers and other third parties, we have determined that revenue from sales to the specialty pharmacy will be recognized once the product has been shipped by the specialty pharmacy to the third party. For such specialty pharmacy sales, allowances for government and non-government rebates and discounts are established based on the actual payer information, which is known at the time of shipment to patients or providers, as well as the related contracted discount rates applicable to each. In certain cases an estimate of utilization of the rebate by the patient within each payer group is needed and is estimated based on market research data.  During the three months ended March 31, 2016, we recognized $0.2 million in net product revenues related to VARUBI sales through the specialty pharmacy channel.

Payments received from Customers in advance of recognition of revenue are recorded as deferred revenue by the Company net of payments made to Customers, providers and payers.

For those quantities shipped to our customers for which revenue has not been recognized, the cost of the related units has been accounted for within “Other current assets” in the condensed consolidated balance sheets, and will be recorded to cost of sales upon recognition of the related product revenue.  We will assess the recoverability of these costs on a quarterly basis.  We will continue to evaluate the criteria for revenue recognition in future periods to determine if and when we have met these criteria with respect to any previously deferred product revenues.

The following table presents an analysis of product sales allowances and accruals for the three months ended March 31, 2016 (in thousands):

		Governmental
	Chargebacks,	and Other
	Discounts and	Rebates and
	Fees	Fees	Returns	Total
Balance at December 31, 2015	$-	$-	$-	$-
Provision related to current period sales	39	47	-	86
Adjustment related to prior period sales	-	-	-	-
Credits or payments made	(23)	(10)	-	(33)
Balance at March 31, 2016	$16	$37	$-	$53

Total gross product sales				$259

Total provision for product sales allowances and
accruals as a percentage of total gross product sales				33%

Allowances and accruals are comprised of direct and indirect fees, discounts and rebates.  Direct fees, certain discounts and rebates are contractual fees and price adjustments payable to specialty distributors and specialty pharmacies that purchase products directly from us.  Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as physicians, clinics, hospitals, and group purchasing organizations that purchase products from specialty distributors and specialty pharmacies. Indirect rebates also include amounts owed to health insurance providers and pharmacy benefit managers.  Both types of allowances are based on definitive contractual agreements or legal requirements (such as Medicaid) related to the purchase and/or utilization of the product by these entities.  In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of our product.  Allowances are recorded in the same period that the related product revenue is recognized and are estimated using either historical, actual and/or other data, including estimated patient usage, customer buying patterns, applicable contractual rebate rates, and contract performance by the benefit providers.  Reserve estimates are evaluated quarterly and may require adjustments to better align estimates with actual results.  As part of this evaluation, we review changes to federal legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends.  Although allowances are accrued at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the related sale.

Chargebacks, Discounts and Fees: Chargeback and discount reserves represent our estimated obligations resulting from the difference (which is charged to us by specialty distributors and specialty pharmacies) between the specialty distributor and specialty pharmacy price and the lower pricing as mandated by statute to eligible federally funded healthcare providers or lower contractual pricing to certain private organizations.    Fees

under our arrangements with specialty distributors and specialty pharmacies are based upon units of VARUBI purchased during the prior month.

Governmental and Other Rebates and Fees: Governmental and other rebate and fee reserves relate to our reimbursement arrangements with state Medicaid programs, the Medicare program, or volume or performance rebate agreements with certain other private organizations, such as health insurance providers and pharmacy benefit managers.

Returns: Consistent with industry practice, we generally offer Customers a limited right to return units of VARUBI that have been purchased directly from us based on the product’s expiration date, which generally lapses upon shipment to the patient.  To date, there have been no returns.  Net product revenue for the three months ended March 31, 2016 relates to sales to the specialty pharmacy, once the product has been shipped by the specialty pharmacy to a patient.

For a description of our other critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. Other than as described above, there have not been any material changes to our critical accounting policies since December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $314.5 million and $230.1 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the three months ended March 31, 2016.

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

PART IIOTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our stock involves a high degree of risk.  You should carefully consider the following discussion of risk factors, in its entirety, in addition to the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and the other filings we make with the Securities and Exchange Commission, as well the information in our financial statements and the related notes.  We cannot assure you that any of the events discussed in the risk factors below will not occur.  These risks, or other events that we do not currently anticipate or that we currently deem immaterial, may have a material adverse effect on our business, prospects, financial condition and results of operations.

We have no manufacturing facility, and we are dependent on a limited number of third-party manufacturers for the manufacture of VARUBI® and our product candidates, as well as on a number of third parties for our supply chain. If we experience problems with any of these third parties, the manufacturing of VARUBI or our product candidates could be delayed, which could harm our ability to generate revenues from our approved products, our ability to obtain regulatory approval for our product candidates, and our results of operations.

We do not own or operate facilities for the manufacture of VARUBI or our product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  We currently work with one contract manufacturing organization, or CMO, Hovione, for the production of rolapitant drug substance used for VARUBI and IV rolapitant, and one other CMO, Patheon, for commercial production of VARUBI.  We also currently work with two CMOs for the production of IV rolapitant drug product for our expected commercial needs for IV rolapitant.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.  In addition, the FDA and similar foreign authorities require that our product candidates and approved products, such as VARUBI, be manufactured according to cGMP and similar foreign standards.  Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.  For example, one of our contract manufacturers of rolapitant IV for our expected commercial needs was recently issued a Form 483 following an FDA inspection of its facilities containing a number of inspection observations regarding such facilities. If the contract manufacturer fails or is unable to address and remediate these observations in a manner satisfactory to the FDA, such failure could potentially result in a delay in the expected timing of regulatory approval of rolapitant IV.  In addition, any failure by our third-party manufacturers to comply with cGMP could be the basis for the FDA or an equivalent foreign regulatory authority to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposition of civil and criminal penalties.

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

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	May 6, 2016

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	May 6, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Amendment No. 2 to the Second Amended and Restated Investors’ Rights Agreement, dated March 18, 2016.
4.2	Investor Agreement, dated March 18, 2016, by and among the Company, the investors named therein and Future Fund Investment Company No.4 Pty Ltd.
10.1	Stock Purchase Agreement, dated February 24, 2016, by and among the Company, the investors named therein and Future Fund Investment Company No.4 Pty Ltd.
10.2	Amendment No. 2 to Collaboration and Exclusive License Agreement, dated February 29, 2016 by and among the Company, TESARO Development, Ltd. and AnaptysBio, Inc.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document