Form 10-Q
period 2016-06-30
TESARO, Inc.
filed 2016-08-05
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were 51,365,707 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$230,146	$320,204
Accounts receivable	679	510
Inventories	1,106	8,381
Other current assets	4,560	8,722
Total current assets	236,491	337,817

Intangible assets, net	14,732	13,805
Property and equipment, net	2,779	2,718
Restricted cash	500	500
Other assets	779	1,097
Total assets	$255,281	$355,937

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,019	$13,992
Accrued expenses	36,628	42,836
Deferred revenue, current	500	1,662
Other current liabilities	1,534	1,534
Total current liabilities	46,681	60,024

Convertible notes, net	121,325	126,407
Deferred revenue, non-current	288	38
Other non-current liabilities	113	163
Total liabilities	168,407	186,632

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2015 and June 30, 2016; no shares issued or outstanding at both December 31, 2015 and June 30, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2015 and June 30, 2016; 40,279,783 and 46,012,660 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	4	5
Additional paid-in capital	688,788	921,971
Accumulated other comprehensive loss	—	(98)
Accumulated deficit	(601,918)	(752,573)
Total stockholders’ equity	86,874	169,305
Total liabilities and stockholders’ equity	$255,281	$355,937

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues:
Product revenue, net	$—	$1,436	$—	$1,609
License revenue	—	35,125	—	35,259
Total revenues	—	36,561	—	36,868

Expenses:
Cost of sales – product	—	238	—	314
Cost of sales – intangible asset amortization	—	463	—	927
Research and development	38,930	50,138	72,475	102,847
Selling, general and administrative	16,783	36,218	28,025	66,367
Acquired in-process research and development	1,000	4,000	1,000	8,000
Total expenses	56,713	91,057	101,500	178,455
Loss from operations	(56,713)	(54,496)	(101,500)	(141,587)

Interest expense	(3,853)	(4,120)	(7,579)	(8,101)
Interest income	9	209	16	311
Net loss	$(60,557)	$(58,407)	$(109,063)	$(149,377)

Net loss per share applicable to common stockholders - basic and diluted	$(1.51)	$(1.28)	$(2.82)	$(3.44)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	40,008	45,808	38,667	43,387

Comprehensive loss:
Net loss	$(60,557)	$(58,407)	$(109,063)	$(149,377)
Other comprehensive income/(loss):
Unrealized gain/(loss) on pension obligation	—	1	—	(98)
Other comprehensive income/(loss):	—	1	—	(98)
Comprehensive loss	$(60,557)	$(58,406)	$(109,063)	$(149,475)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2015	2016
Operating activities
Net loss	$(109,063)	$(149,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,000	8,000
Depreciation and amortization expense	227	1,479
Stock-based compensation expense	9,381	21,146
Non-cash interest expense	4,544	5,082
Changes in operating assets and liabilities:
Accounts receivable	—	169
Inventories	—	(7,275)
Other assets	(1,136)	(2,296)
Accounts payable	2,303	5,859
Accrued expenses	7,806	6,421
Deferred revenues	—	912
Other liabilities	33	(49)
Net cash used in operating activities	(84,905)	(109,929)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	—	(8,000)
Purchase of property and equipment	(943)	(590)
Net cash used in investing activities	(943)	(8,590)

Financing activities
Proceeds from sale of common stock, net of issuance costs	179,763	204,969
Proceeds from exercise of stock options	3,345	2,568
Proceeds from issuance of common stock under Employee Stock Purchase Plan	248	1,040
Net cash provided by financing activities	183,356	208,577

Increase in cash and cash equivalents	97,508	90,058
Cash and cash equivalents at beginning of period	256,861	230,146
Cash and cash equivalents at end of period	$354,369	$320,204

Non-cash investing and financing activities
Purchase of property and equipment - cash not paid as of period end	$456	$139
Acquired in-process research and development - milestone not paid as of period end	$1,000	$—
Stock option exercise proceeds receivable as of period end	$—	$2,875

Supplemental cash flow information
Interest paid	$3,052	$3,019

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

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and, unless and until it does, the Company will continue to need to raise additional capital.  On March 18, 2016, the Company closed a private placement of its common stock with certain accredited investors, whereby an aggregate of 4,404,658 shares of common stock were issued at a price per share of $35.19 for aggregate gross proceeds of approximately $155.0 million.  On April 5, 2016, the Company closed a private placement of 1,130,198 shares of its common stock with one accredited investor for gross proceeds of approximately $50.0 million.  Subsequent to the interim period ended June 30, 2016, the Company closed a public offering of its common stock on July 7, 2016, whereby an aggregate of 5,347,500 shares of common stock were issued at a price per share of $81.00, resulting in net proceeds of approximately $409.0 million.  Management intends to fund future operations in part through the proceeds from these financings and additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2015 and 2016.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to sales of its approved product, accrued clinical trial and manufacturing development expenses, which form part of the Company’s research and development expenses, and stock-based compensation expense.  Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, product revenue, license revenue, and valuation of convertible notes.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

Level 1 inputsQuoted prices in active markets for identical assets or liabilities

Level 2 inputsObservable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputsUnobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2015 and June 30, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2015
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$224,885	$224,885	$—	$—
Total assets		$224,885	$224,885	$—	$—

		June 30, 2016
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$305,158	$305,158	$—	$—
Total assets		$305,158	$305,158	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of June 30, 2016, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $126.4 million and the estimated fair value of the principal amount was $461.6 million.  The Convertible Notes are discussed in more detail in Note 5, “Convertible Notes.”

Revenue Recognition

Product Revenue

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met, and returns and allowances can be reasonably estimated.  Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions as well as estimated product returns.  Allowances are recorded as a reduction of revenue at the time product revenues are recognized.

VARUBI is currently distributed in the U.S. principally through a limited number of specialty distributors and to a lesser extent though the specialty pharmacy channel, or collectively, Customers.  Customers subsequently resell VARUBI to health care providers and patients.

In addition to distribution agreements with Customers, the Company has entered into arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of VARUBI.

Due to the early stage of the launch of VARUBI, the Company has determined that it does not yet have sufficient actual historical data regarding the ultimate third-party payer mix and resulting rebates to recognize revenue on shipments of VARUBI at the time of shipment to its Customers.  For shipments of VARUBI from specialty distributors to providers through March 31, 2016, allowances for rebates, chargebacks, discounts, co-pay assistance and other deductions are known because they are based on the actual invoice information, and as a result, the Company has concluded that it can recognize revenue related to such shipments.  In certain cases, estimates of utilization of the rebate tiers within each payer group are needed, and therefore have been estimated based on market research data.  For units shipped from specialty distributors to providers after March 31, 2016 or that remained in specialty distributors’ inventories as of June 30, 2016 the Company continues to conclude that it cannot make reasonable estimates related to payer mix and resulting rebates to recognize revenue on such shipments.

With respect to shipments into the specialty pharmacy channel, for which the Company receives payer data once the specialty pharmacy ships VARUBI to providers and other third parties, the Company has determined that revenue from sales to the specialty pharmacy will be recognized once such shipments to providers and other third parties occur.  For such specialty pharmacy sales, allowances for government and non-government rebates and discounts are established based on the actual payer information, which is known at the time of shipment to patients or providers, as well as the related contracted discount rates applicable to each.  In certain cases an estimate of utilization of the rebate by the patients within each payer group is needed and is estimated based on market research data.

 During the three and six months ended June 30, 2016, the Company recognized $1.4 million and $1.6 million in net product revenues, respectively, related to VARUBI sales to Customers.  No net product revenue was recorded for the three and six months ended June 30, 2015.

Payments received from Customers in advance of recognition of revenue are recorded as deferred revenue, net of payments made to Customers, providers and payers, on the condensed consolidated balance sheets.  The related deferred revenue balance (current) as of June 30, 2016 was $1.2 million.  No such amounts were recorded as of December 31, 2015.

License Revenue

The Company licenses certain rights to its product candidates to third parties.  Activities under licensing agreements are evaluated to determine if they represent a multiple element arrangement.  The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting.  The Company accounts for those components as separate units of accounting if the following two criteria are met:

•	the delivered item or items have stand-alone value to the customer; and

•

delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and the arrangement includes a general right of return relative to the delivered item(s).

Factors considered in this determination include, among other things, whether any other vendors sell the items separately and if the licensee could use the delivered item for its intended purpose without the receipt of the remaining deliverables.  The consideration that is fixed or determinable is allocated to the separate units of accounting based on the relative selling prices of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods and services are delivered. The amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.

The Company determines the selling price on the basis of vendor-specific objective evidence or VSOE, third party evidence, or best estimate of selling price.  VSOE is the price charged for a deliverable when it is sold separately. Third party evidence is the price that the Company or vendors charge for a similar deliverable when sold separately.  Best estimate is the price at which the Company would sell the deliverable if the deliverable were sold by the Company regularly on a stand-alone basis.

When multiple deliverables are combined and accounted for as a single unit of accounting, the Company bases its revenue recognition on the last element to be delivered using the straight-line or proportional performance method depending on the Company’s ability to estimate the timing of the delivery of the performance obligation.  Amounts received or recorded as receivable prior to satisfying the associated revenue recognition criteria are recorded as deferred revenue in the condensed consolidated balance sheets.  Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

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

The commercial milestone and royalty payments received under license agreements will be recognized as license revenue when they are earned.

In July 2015, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui has licensed rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.  For this arrangement, the Company has determined that there is only one unit of accounting that includes the licensed patents and the licensed know-how, which will be delivered over a period of time.  The Company recorded $0.1 and $0.3 million of license revenue related to a $1.0 million up-front payment under this arrangement during the three and six months ended June 30, 2016, respectively, and recorded $0.5 million as deferred revenue as of June 30, 2016.  This $1.0 million payment is being recognized as license revenue over the two-year period of performance relating to the Company’s obligations to provide the licensed know-how to Hengrui.  Under the terms of the agreement, the Company would be entitled to additional payments of up to $2.0 million contingent on the achievement of certain regulatory milestones, as well as royalties on product sales at percentage rates in the low teens.

In April 2016, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc., or Janssen, under which the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide.  See Note 11, “Collaboration Arrangements”, for further discussion.

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

Stock-Based Compensation Expense

Stock-based compensation is recognized as expense for each stock-based award based on its estimated fair value.  The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model.  The Company determines the fair value of each restricted stock unit at its grant date based on the closing market price of the Company’s common stock on that date.  The value of the award is recognized as expense on a straight-line basis over the requisite service period and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur.

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

New Accounting Pronouncements - Recently Adopted

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-12.  The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after a requisite service period.  The amendments require an entity to treat a performance target that affects vesting, and that could be achieved after the requisite service period, as a performance condition.  A reporting entity should apply existing guidance in Accounting Standards Codification, or ASC, or Topic 718 relating to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendments in this ASU are effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  The Company adopted this ASU on January 1, 2016, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance will not change GAAP for a customer’s accounting for service contracts.  ASU No. 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date, or (2) retrospectively.  For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change.  For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.  The Company adopted this ASU prospectively on January 1, 2016 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies various aspects of accounting for share-based payments to employees.  Key provisions of the new standard include requiring excess tax benefits and shortfalls to be recorded as income tax benefit or expense in the income statement, rather than in equity, and permitting an election to record the impact of pre-vesting forfeitures as they occur.  The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company elected to early adopt ASU No. 2016-09 effective January 1, 2016.

             Impact of Adoption

   As a result of adopting ASU No. 2016-09 during the three months ended June 30, 2016, the Company adjusted retained earnings for amendments related to an entity-wide accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted.  The following table summarizes the impact to the Company’s condensed consolidated balance sheet, including the amount charged to retained earnings as of January 1, 2016 (in thousands):

	Balance Sheet Classification	Amount
Increase to additional paid in capital resulting from the Company's election to recognize forfeitures as they occur rather than applying an estimated forfeiture rate	Additional paid-in capital	$ 1,278
Charge to accumulated deficit for cumulative-effect adjustment from adoption of ASU No. 2016-09	Accumulated deficit	$ 1,278

In addition, the Company’s previously reported balances of stock-based compensation expense for the three months ended March 31, 2016 and additional-paid in capital as of March 31, 2016 have been revised to reflect the adoption of ASU No. 2016-09, resulting in increases of approximately $0.2 million to both additional paid-in capital and accumulated deficit.

New Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with

Customers.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  In 2016, the FASB has issued three additional ASUs related to Topic 606: ASU Nos. 2016-08, 2016-10, and 2016-12.  These ASUs clarify various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and include other improvements and practical expedients.  The Company is currently in the process of evaluating which adoption method it will utilize and the impact that the adoption of this guidance will have on its potential future revenue streams and consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued).  ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements.  ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  The Company has not yet adopted this standard; however, if this standard had been adopted as of June 30, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.

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

	Three and Six Months Ended June 30,
	2015	2016
Outstanding stock options	5,448	7,080
Unvested restricted stock units	—	587
Shares issuable upon conversion of Convertible Notes	1,076	—
	6,524	7,667

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

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted net income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The share figures in the table above represent the estimated incremental shares that would be issued, after consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of June 30, 2015 and 2016.  The Convertible Notes were not convertible as of June 30, 2016.

4. Inventories

The following table presents inventories as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31,	June 30,
	2015	2016
Raw materials	$364	$7,161
Work in process	83	136
Finished goods	659	1,084
Total inventories	$1,106	$8,381

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

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Contractual interest expense	$1,509	$1,509	$3,035	$3,019
Amortization of debt discount	2,178	2,461	4,204	4,775
Amortization of debt issuance costs	166	150	340	307
Total interest expense	$3,853	$4,120	$7,579	$8,101

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

On May 14, 2015, the stockholders of the Company approved the 2015 Director Plan, which had been previously adopted by the board of directors in order to have a plan in addition to the 2012 Incentive Plan for purposes of granting awards to non-employee directors.  The 2015 Director Plan allows the Company to grant awards for up to 500,000 shares of common stock.  Awards under the 2015 Director Plan may include the following award types: stock options; stock appreciation rights; restricted stock; restricted stock units; unrestricted stock; or any combination of the foregoing.  The exercise price of stock options granted under the 2015 Director Plan is equal to the closing price of a share of the Company’s common stock on the grant date.  During the three months ended June 30, 2016, the Company’s stockholders approved an amendment to the 2015 Director Plan that limits the maximum number of shares of stock subject to awards granted in any calendar year to any non-employee director of the Company to 50,000 shares, and affirms that 500,000 shares are reserved for issuance under the 2015 Director Plan.

Effective January 1, 2016, the Company adopted ASU No. 2016-09. Upon adoption of ASU No. 2016-09, the Company made an accounting policy election to account for the impact of pre-vesting forfeitures as they occur rather than by applying an estimated forfeiture rate, as previously required. See Note 2, “Basis of Presentation and Significant Accounting Policies”, for more details regarding the adoption of ASU No. 2016-09.

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Research and development	$2,211	$4,479	$4,025	$8,222
Selling, general and administrative	3,249	7,206	5,356	12,924
Total stock-based compensation expense	$5,460	$11,685	$9,381	$21,146

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2015	5,878,352	$35.00
Granted	1,509,986	43.53
Exercised	(154,269)	30.80
Cancelled	(154,335)	49.81
Outstanding at June 30, 2016	7,079,734	$36.59

Vested at June 30, 2016	2,997,604	$22.53

At June 30, 2016, there was approximately $103.6 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Restricted Stock Units

The following table presents a summary of the Company’s restricted stock unit, or RSU, activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2015	60,000	$56.00
Granted	549,746	43.40
Vested	(12,500)	56.52
Forfeited	(10,500)	43.39
Unvested restricted stock units at June 30, 2016	586,746	$44.41

At June 30, 2016, there was approximately $24.1 million of unrecognized compensation cost related to RSUs, which the Company expects to recognize over a remaining weighted-average period of 3.6 years.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of June 30, 2016, 211,498 shares remained available for issuance.  During the six months ended June 30, 2015 and 2016, the Company issued 7,523 and 25,225 shares under the 2012 ESPP, and recognized approximately $0.1 million and $0.5 million in related stock-based compensation expense, respectively.

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

In March 2016, the Company sold 4,404,658 shares of common stock in a private placement offering at a price of $35.19 per share, to certain accredited investors, including funds affiliated with three of its directors and current investors, resulting in gross proceeds of approximately $155.0 million.  The price per share was equal to the volume weighted average price for the ten-day period ending on March 17, 2016.  There were no placement agents used for this financing.  The sale and issuance of the shares of common stock in the private placement was made in reliance on the exemption afforded by Section 4(a)(2) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

In April 2016, the Company sold 1,130,198 shares of common stock to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, at a price per share of $44.24, for an aggregate purchase price of approximately $50.0 million.  The price per share was equal to the volume weighted average price for the five-day period ending on April 4, 2016.  There were no placement agents used, or any underwriting discounts or commissions paid in connection with the transaction.  The sale and issuance of the shares of common stock was made in reliance on the exemption afforded by Section 4(a)(2) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

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

For the three and six months ended June 30, 2015 and 2016, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the favorable tax attributes, the Company has recorded full valuation allowances against its otherwise recognizable net deferred tax assets at both December 31, 2015 and June 30, 2016.

9. Intangible Assets

The following table presents intangible assets as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31,	June 30,
	2015	2016	Estimated useful life
Intangible asset - OPKO milestone	$15,000	$15,000	8	Years
Less accumulated amortization	(268)	(1,195)
Total intangible asset, net	$14,732	$13,805

For the three and six months ended June 30, 2016, the Company recorded $0.5 and $0.9 million in amortization expense related to this intangible asset, respectively.  Estimated future amortization expense for intangible assets as of June 30, 2016 is $0.9 million for the remainder of 2016, $1.9 million per year for 2017, 2018, 2019, and 2020, and $5.5 million thereafter.

10.  Commitments and Contingencies

The Company leases approximately 75,500 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The term of the lease commenced April 1, 2013 and continues through June 30, 2017.  The lease agreement provides for one month of free rent with respect to a portion of the leased premises and a tenant improvement allowance of $0.1 million.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the lease as of June 30, 2016 were $1.2 million and $1.2 million for the remainder of the year ending December 31, 2016 and for the year ending December 31, 2017, respectively.

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

11. License and Collaboration Arrangements

Merck Sharp & Dohme Corp

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three and six months ended June 30, 2016, the Company incurred $1.0 and $1.8 million in external costs related to this study, of which $0.5 and $0.9 million is reimbursable by Merck, respectively.  At June 30, 2016, $0.4 million of cost-sharing receivable from Merck has been recorded in accounts receivable in the condensed consolidated balance sheets.

In connection with entry into the Agreements with Janssen discussed below, the Company also entered into Amendment No. 1 (the “Merck Amendment”) to the License Agreement dated as of May 22, 2012 (the “Merck License Agreement”) by and between the Company and Merck.  This amendment was executed to make certain conforming changes to the Agreements with Janssen.

Janssen Biotech, Inc.

On April 5, 2016, or the Effective Date, the Company entered into separate transactions with Janssen Biotech, Inc., or Janssen, and its affiliate, Johnson & Johnson Innovation — JJDC, Inc., or JJDC, consisting of a collaboration and license agreement with Janssen, or the Collaboration Agreement, and a stock purchase agreement and investor agreement, each with JJDC (the “Stock Purchase Agreement” and the “Investor Agreement,” respectively, and collectively with the Collaboration Agreement, the “Agreements”).

Under the terms of the Collaboration Agreement, the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib for prostate cancer worldwide, except for Japan.  Janssen will conduct all development and commercialization of niraparib in the field of prostate cancer worldwide (excluding Japan).  The Company retains all rights worldwide to develop and commercialize niraparib outside of prostate cancer.

Pursuant to the Collaboration Agreement, within 30 days after the Effective Date, the Company agreed to provide Janssen with electronic copies of certain know-how relating to development of niraparib.  In addition, and in return for certain reimbursement, the Company is also responsible for manufacturing and supplying to Janssen all of Janssen’s requirements of active pharmaceutical ingredient, or API, for niraparib and niraparib products to be used by Janssen for its development activities in prostate cancer indications.  The Company is also responsible for manufacturing of certain niraparib products and API for commercial sale in the field of prostate cancer.  In both cases, the Company will receive reimbursement from Janssen that will at least cover the cost of providing such manufacturing services.

The Company received a $35 million upfront, nonrefundable license fee from Janssen.  Assuming successful development and commercialization of niraparib products for prostate cancer, the Company could receive up to an additional $415 million in clinical, regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for funding all development and commercialization of niraparib in prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.  Janssen may terminate the Collaboration Agreement at any time after April 5, 2017 upon 90 days’ written notice, upon termination of the Merck License Agreement or in the event of certain safety concerns.  Either party may terminate the Collaboration Agreement for uncured material breach or bankruptcy.

The Collaboration Agreement was evaluated under ASC Subtopic 605-25, “Multiple Element Arrangements”. The Company identified four deliverables including: (1) the licenses under certain patent rights relating to niraparib for prostate cancer worldwide, except for Japan, and transfer of certain development and regulatory information within 30 days after the Effective Date, (2) participation in Joint Committees, (3) the Company’s obligation to supply API for Janssen’s development needs, and (4) the Company’s obligation to manufacture clinical supply of niraparib product.  Each deliverable was determined to have a stand-alone value and to meet the criteria to be accounted for as a separate unit of accounting.  For the license and manufacturing deliverables, the Company considered manufacturing capabilities of Janssen, Janssen’s right to sublicense and manufacture API, and the fact that manufacturing services are not proprietary and can be provided by other vendors.  The Company is obligated to participate in the Joint Committees and provide development, regulatory and commercialization information to Janssen and, therefore, the Company identified the participation in the Joint Committees as a separate deliverable.

The consideration amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.  Therefore, the Company will exclude from the allocable consideration the milestone payments and royalties regardless of probability until the events that give rise to such payments actually occur.  Consideration for manufacturing services was not allocated because the amount is not fixed and determinable and it is not being provided at a significant and incremental discount.

The Company allocated consideration to each unit of account using the relative selling price method based on the Company’s best estimate of selling price for the license and other deliverables.  The best estimate of selling price for the license was calculated using an income approach model and using the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success.  The Company believes that a change in the assumptions used to determine its best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

The amount that the Company recognized concurrent with the transfer of license and certain development and regulatory know-how was limited to the lesser of the amount otherwise allocable using the relative selling price method of $45.0 million, or the non-contingent amount which was the $35 million upfront fee.  As the remaining deliverables are provided, any consideration received would be first allocated to license revenue until such time as the full $45.0 million has been recognized as license revenue.  Thereafter, any consideration received will be allocated to all deliverables based on their relative percentages.  In the second quarter of 2016, the Company recognized $35 million as license revenue.

Revenue allocated to the manufacturing unit of accounting is recognized when general revenue recognition criteria are met, under the proportional performance method.  Revenue allocated to the participation in Joint Committees unit of accounting is recognized on a straight-line basis over the Company’s estimate of the period of the obligation to participate in Joint Committees through the completion of any non-contingent deliverables.

The Company determined that the milestone payments under the Collaboration Agreement are not subject to ASC Subtopic 605-28, “Milestone Method”, because the achievement of the milestone events depends solely on Janssen’s performance.  The milestone payments will instead be allocated to license revenue and the other units of accounting based on the relative selling price percentages and the revenue associated with the milestone payment will then be recognized in accordance with the pattern of recognition for each unit of accounting to which it was allocated.  The Company will recognize royalty revenue and commercial milestones when the specified net sales threshold is achieved. For income statement presentation, sales-based royalties are recognized as earned.

Additionally, the Company considered whether the Stock Purchase Agreement and the Investor Agreement with JJDC would be subject to combination with the Collaboration Agreement and determined that they should not be combined because the deliverables and terms in these arrangements are not closely interrelated or interdependent in terms of payment or functionality and because these arrangements were negotiated separately.

12. Subsequent Events

On July 7, 2016, the Company closed the sale of 5,347,500 shares of common stock, which included 697,500 shares pursuant to the full exercise of the underwriters’ option, in an underwritten public offering at a price to the public of $81.00 per share, resulting in gross proceeds of approximately $433.1 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $409.0 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

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

Examples of forward looking statements contained in this report include statements regarding the following: our intent to in-license or acquire additional product candidates; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our clinical development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our IV rolapitant, niraparib, TSR-042, and TSR-022 programs, particularly with respect to the expected timing of the submission of both the NDA and MAA for niraparib; our expected gross-to-net adjustment range for VARUBI®; our expectation that we will continue to incur significant expenses, and our expectation that our operating losses and negative cash flows will continue to increase for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

A summary description of our current products and product candidates is as follows:

•

Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, has been approved for commercialization in the United States, and we are also developing an intravenous, or IV, formulation of rolapitant.  In March 2016, we submitted a new drug application, or NDA, for IV rolapitant to the FDA which was accepted for review in May 2016, with a target Prescription Drug User Fee Act, or PDUFA, date of January 11, 2017. We also submitted a Marketing Authorisation Application, or MAA, for oral rolapitant to the European Medicines Agency, or EMA, in March 2016, which the EMA has validated.

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  We currently have several ongoing clinical trials evaluating niraparib for the treatment of ovarian or breast cancers, and we expect to initiate further clinical trials of niraparib during 2016. We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.  Based on research related to PARP inhibitors generally, we believe that niraparib may also be active in the treatment of several other tumor types.  In June 2016, we announced that the Phase 3 NOVA trial of niraparib successfully achieved its primary endpoint, demonstrating that niraparib significantly prolonged progression-free survival, or PFS, compared to control among patients with platinum-sensitive, recurrent ovarian cancer.  We are currently planning to submit an NDA and an MAA for niraparib in the fourth quarter of 2016.

•

Immuno-Oncology Platform: In March 2014, we added immuno-oncology programs to our portfolio of product candidates by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets.  We submitted an investigational new drug application, or IND, for our first immuno-oncology antibody, TSR-042, which targets PD-1, to the FDA in December 2015, and we initiated a Phase 1, dose escalation study in March 2016.  In April 2016, we submitted an IND to the FDA, for our second immuno-oncology antibody, TSR-022, which targets TIM-3, and in July 2016, we commenced the dosing of the first patient in a Phase 1, dose escalation study.  We have selected a lead antibody candidate targeting LAG-3, TSR-033, and expect to initiate a Phase 1 study in 2017. As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3, and LAG-3 and bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination.  In addition, we plan to evaluate our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with niraparib and other anti-tumor agents.

We commenced business operations in May 2010.  Our operations to date have been primarily focused on organizing and staffing our company, raising capital, identifying, acquiring and developing product candidates, undertaking preclinical studies and clinical trials, manufacturing activities related to our product and product candidates, and the commercialization of VARUBI.  We have only recently launched our first commercial product, and to date we have recorded limited revenues from product sales and licenses of our products in certain geographies or indications.  We have financed our operations primarily with net proceeds from public and private offerings of our common stock, private placements of our preferred stock and the issuance of convertible notes.

As of June 30, 2016, we had an accumulated deficit of $752.6 million.  Our net losses were $149.4 million, $251.4 million, $171.0 million, and $92.4 million for the six months ended June 30, 2016 and the years ended December 31, 2015, 2014 and 2013, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase throughout 2016 over current levels as we incur increased costs related to our ongoing commercialization activities including executing related marketing and promotional programs for the commercialization of VARUBI, costs related to the advancement of clinical trial and other development and regulatory activities under our current development programs such as IV rolapitant, niraparib, TSR-042 and TSR-022, costs related to the immuno-oncology development activities under our collaborations, costs related to expanding our international operations, and costs related to other research and development activities and potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  If we obtain regulatory approval for any of our product candidates in addition to VARUBI, or in anticipation of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress, and results of our clinical trial and other development and regulatory activities, and commercialization efforts for VARUBI.  Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of June 30, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $320.2 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through December 31, 2015, we received $758.3 million in proceeds, net of underwriting discounts and commissions and offering expenses, from private placements of convertible preferred stock, and public offerings of common stock and convertible notes.  On March 18, 2016, we completed a private placement whereby we sold 4,404,658 shares of our common stock at a price of $35.19 per share and received approximately $155.0 million in proceeds.  On April 5, 2016, we completed a private placement whereby we sold 1,130,198 shares of our common stock at a price of $44.24 per share and received approximately $50.0 million in proceeds.  On July 7, 2016, we closed the sale of 5,347,500 shares of common stock in an underwritten public offering at a price to the public of $81.00 per share, resulting in net proceeds to us after deducting fees, commissions and other expenses related to the offering of approximately $409.0 million.

Financial Operations Overview

Product and License Revenue

Product revenue is derived from sales of our product, VARUBI, in the United States.

License revenue relates to our license agreements with Janssen and Jiangsu Hengrui Medicine Co., Ltd. or Hengrui. Janssen has licensed the rights to develop, manufacture and commercialize niraparib worldwide (except for Japan) for the treatment of prostate cancer.  Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs as well as expected increasing costs associated with our collaborations with AnaptysBio and Merck, manufacturing related costs, and potential development milestone payments.  More specifically, we expect costs to increase as we: continue our currently ongoing Phase 2 and 3 trials, continue our manufacturing development and validation, and initiate additional investigative and collaborative studies, related to niraparib; continue clinical, manufacturing and regulatory development activities for the IV formulation of rolapitant; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform; lease additional facility space and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the six months ended June 30, 2015 and 2016 (in thousands):

	Six Months Ended June 30,
	2015	2016
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	15,571	8,962
Rolapitant total	15,571	8,962

Niraparib Expenses
Acquired in-process research and development	—	—
Research and development	26,378	47,842
Niraparib total	26,378	47,842

TSR-011 Expenses
Acquired in-process research and development	—	—
Research and development	2,823	928
TSR-011 total	2,823	928

Immuno-Oncology Platform Expenses
Acquired in-process research and development	1,000	8,000
Research and development	8,787	12,053
Immuno-Oncology Platform total	9,787	20,053

Personnel and Other Expenses	18,916	33,062

Total	$73,475	$110,847

For further discussion of the changes in our research and development expenses with respect to the six months ended June 30, 2016 and the corresponding period of 2015, see “Results of Operations — Comparison of the Six Months Ended June 30, 2015 and 2016 — Research and Development Expenses” below.

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

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to VARUBI and niraparib and continued research and development activities, as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel, executing marketing and promotional programs, hiring consultants, leasing of additional facility space and legal and other professional fees, among other expenses.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes and interest income earned on cash and cash equivalents.  A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2016

	Three Months Ended June 30,		Increase/
	2015	2016	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$—	$1,436	$1,436
License revenue	—	35,125	35,125
Total revenues	—	36,561	36,561

Expenses:
Cost of sales - product	—	238	238
Cost of sales - intangible asset amortization	—	463	463
Research and development	38,930	50,138	11,208
Selling, general and administrative	16,783	36,218	19,435
Acquired in-process research and development	1,000	4,000	3,000
Total expenses	56,713	91,057	34,344

Loss from operations	(56,713)	(54,496)	2,217
Other income (expense), net	(3,844)	(3,911)	(67)

Net loss	$(60,557)	$(58,407)	$2,150

Product Revenue.  No product revenue was recorded for the three months ended June 30, 2015.  We recorded $1.4 million of net product revenue for the three months ended June 30, 2016.  This amount relates to sales of VARUBI, our first commercial product, which we began shipping in November of 2015.  During the three months ended June 30, 2016, we have recorded product revenue related to VARUBI shipped by the specialty pharmacy to patients during the period, and that was shipped by the specialty distributors to providers through March 31, 2016.  We have not recorded any product revenue from VARUBI that has been shipped by the specialty distributors to providers after March 31, 2016, or units that remained in specialty distributors’ inventories as of June 30, 2016.  For such shipments, we have concluded that we did not meet the revenue recognition criteria under current accounting guidance.  We expect specialty distributors to comprise a majority of our ultimate product sales.  We anticipate recognizing revenue on any deferred product sales at such time as we have concluded that we have met all applicable revenue recognition criteria under current accounting guidance.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements.  The corresponding costs of product sales for which we have not recognized product revenue have similarly not yet been reflected in the condensed consolidated statement of operations.

Since the launch of VARUBI through June 30, 2016, we have shipped approximately 10,900 units for stocking and to satisfy reorders from distributors.    Of these units, approximately 8,500 units were subsequently shipped from our distributors to providers and patients through June 30, 2016.  The Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit of VARUBI, is $530 per unit.  For product sales recognized to date which, as described above, are comprised of units shipped to the specialty pharmacy channel and units shipped by the specialty distributors to providers through March 31, 2016, the average net sales price per unit to us (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or, the gross-to-net adjustment) was $336 or approximately 63% of WAC.  We expect that our gross-to-net adjustment to revenues will be higher in the future as a result of changes to our customer and payer mix.  Overall, we expect that our gross-to-net adjustments will increase throughout 2016 such that our average net sales price will represent around 60% of WAC per unit.

License Revenue.  License revenue of $35.1 million for the three months ended June 30, 2016 relates to our license agreements with Janssen and Hengrui.  During the three months ended June 30, 2016, we received an upfront license payment of $35.0 million from Janssen, which was recognized as license revenue during the period.  We also recognized $0.1 million of license revenue relating to amortization of an upfront license payment which we received from Hengrui in 2015.

Cost of Sales - Product. Cost of sales of $0.2 million for the three months ended June 30, 2016 consists of costs associated with the manufacturing of VARUBI and royalties owed to our licensor for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of VARUBI units recognized as revenue during the three months ended June 30, 2016 were expensed prior to the September 2015 FDA approval, and therefore are not included in cost of sales during the current period.  We expect cost of sales to increase in relation to product revenues as we deplete these inventories.  No product cost of sales was recorded for the three months ended June 30, 2015.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $0.5 million for the three months ended June 30, 2016 consists primarily of amortization of the intangible asset recorded as a result of the $15.0 million milestone paid to OPKO Health, Inc., or OPKO, upon the first commercial sale of VARUBI. No similar amortization was recorded for the three months ended June 30, 2015.

Research and Development Expenses.  Research and development expenses were $50.1 million for the three months ended June 30, 2016, compared to $38.9 million for the three months ended June 30, 2015, an increase of $11.2 million. The increase was primarily due to higher external costs associated with our niraparib development efforts, development of TSR-042 and TSR-022 and our other immuno-oncology product candidates, as well as higher personnel and related costs.  Significant changes resulting in this increase included:

•

an increase of $9.7 million in external costs associated with our niraparib program primarily comprised of increased costs related to ongoing or new clinical trials and manufacturing development activities; and

•

an increase of $5.6 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $2.3 million, primarily due to increased awards of employee stock options and restricted stock units.

The above increases were offset by a decrease of $5.4 million in external costs related to rolapitant and the completion of related clinical studies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $36.2 million for the three months ended June 30, 2016, compared to $16.8 million for the three months ended June 30, 2015, an increase of $19.4 million.  The increase was primarily due to increases of: $8.7 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI; $6.8 million in professional and consulting fees and other expenses to support corporate operational and commercialization activities; and $4.0 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses were $4.0 million for the three months ended June 30, 2016, comprised of a milestone paid to AnaptysBio.  Our obligation to pay this milestone was triggered by the clearance of our IND for TSR-022, which occurred in May 2016. There was $1.0 million recorded in acquired in-process research and development expenses for the three months ended June 30, 2015, due to a milestone related to the initiation of the first good laboratory practice, or GLP, toxicology study under our immuno-oncology platform.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest expense increased by $0.3 million in the three months ended June 30, 2016 due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.  This increase was mostly offset by interest income, which increased by $0.2 million during the same period.

Comparison of the Six Months Ended June 30, 2015 and 2016

	Six Months Ended June 30,		Increase/
	2015	2016	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$—	$1,609	$1,609
License revenue	—	35,259	35,259
Total revenues	—	36,868	36,868

Expenses:
Cost of sales - product	—	314	314
Cost of sales - intangible asset amortization	—	927	927
Research and development	72,475	102,847	30,372
Selling, general and administrative	28,025	66,367	38,342
Acquired in-process research and development	1,000	8,000	7,000
Total expenses	101,500	178,455	76,955

Loss from operations	(101,500)	(141,587)	(40,087)
Other income (expense), net	(7,563)	(7,790)	(227)

Net loss	$(109,063)	$(149,377)	$(40,314)

Product Revenue.  No product revenue was recorded for the six months ended June 30, 2015.  We recorded $1.6 million of net product revenue for the six months ended June 30, 2016.  This amount relates to sales of VARUBI, our first commercial product, which we began shipping in November of 2015.  During the six months ended June 30, 2016 we have recorded product revenue related to VARUBI shipped by the specialty pharmacy to patients during the period, and that was shipped by the specialty distributors to providers through March 31, 2016.  We have not recorded any product revenue from VARUBI that has been shipped by the specialty distributors to providers after March 31, 2016, or units that remained in specialty distributors’ inventories as of June 30, 2016.  For such shipments, we have concluded that we did not meet the revenue recognition criteria under current accounting guidance.  We expect specialty distributors to comprise a majority of our ultimate product sales.  We anticipate recognizing revenue on any deferred product sales  at such time as we have concluded that we have met all applicable revenue recognition criteria under current accounting guidance.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements.  The corresponding costs of product sales for which we have not recognized product revenue have similarly not yet been reflected in the condensed consolidated statement of operations.

License Revenue.  License revenue of $35.3 million for the six months ended June 30, 2016 relates to our license agreements with Janssen and Hengrui.  During the six months ended June 30, 2016, we received an upfront license payment of $35.0 million from Janssen, which was recognized as license revenue during the period.  We also recognized $0.3 million of license revenue relating to amortization of an upfront license payment which we received from Hengrui in 2015.

Cost of Sales - Product. Cost of sales of $0.3 million for the six months ended June 30, 2016 consists of costs associated with the manufacturing of VARUBI and royalties owed to our licensor for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of VARUBI units recognized as revenue during the three months ended June 30, 2016 were expensed prior to the September 2015 FDA approval, and therefore, are not included in cost of sales during the current period.  We expect cost of sales to increase in relation to product revenues as we deplete these inventories.  No product cost of sales was recorded for the six months ended June 30, 2015.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $0.9 million for the six months ended June 30, 2016 consists primarily of amortization of the intangible asset recorded as a result of the $15.0 million milestone paid to OPKO upon the first commercial sale of VARUBI. No similar amortization was recorded for the six months ended June 30, 2015.

Research and Development Expenses.  Research and development expenses were $102.8 million for the six months ended June 30, 2016, compared to $72.5 million for the six months ended June 30, 2015, an increase of $30.3 million. The increase was primarily due to higher external costs associated with our niraparib development efforts, development of TSR-042, TSR-022 and our other immuno-oncology product candidates, as well as higher personnel and related costs.  Significant changes resulting in this increase included:

•

an increase of $21.5 million in external costs associated with our niraparib program primarily comprised of increased costs related to ongoing or new clinical trials and manufacturing development activities;

•

an increase of $3.3 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 Phase 1 clinical trial, biologics manufacturing as well as non-clinical and other immuno-oncology program research activities; and

•

an increase of $9.9 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $4.2 million, primarily due to increased awards of employee stock options and restricted stock units.

The above increases were offset by a decrease of $6.6 million in external costs related to rolapitant and the completion of related clinical studies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $66.4 million for the six months ended June 30, 2016, compared to $28.0 million for the six months ended June 30, 2015, an increase of $38.4 million.  The increase was primarily due to increases of: $19.6 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI; $11.2 million in professional and consulting fees and other expenses to support corporate operational and commercialization activities; and $7.6 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses were $8.0 million for the six months ended June 30, 2016, comprised of two $4.0 million milestone payments to AnaptysBio.  Our obligations to pay these milestones were triggered by the clearances of our INDs for TSR-042 and TSR-022, which occurred in January 2016 and May 2016, respectively.  There was $1.0 million recorded in acquired in-process research and development expenses for the six months ended June 30, 2015, due to a milestone related to the initiation of the first good laboratory practice, or GLP, toxicology study under our immuno-oncology platform.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest expense increased by $0.5 million in the six months ended June 30, 2016 due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.  This increase was mostly offset by interest income, which increased by $0.3 million during the same period.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $320.2 million.  This balance excludes approximately $409.0 million in net proceeds from a follow-on common stock offering, which we received upon the closing of the offering in July 2016.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through December 31, 2015, including our 2012 initial public offering, we raised a total of $758.3 million in net cash proceeds from private placements of convertible preferred stock and public offerings of common stock, and convertible notes.  On March 18, 2016, we issued an aggregate of 4,404,658 shares of our common stock in a private placement at a price of $35.19 per share and received approximately $155.0 million in proceeds. On April 5, 2016, we completed a private placement whereby we sold 1,130,198 shares of our common stock at a price of $44.24 per share and received approximately $50.0 million in proceeds.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods noted (in thousands):

	Six Months Ended June 30,
	2015	2016
Net cash provided by (used in):
Operating activities	$(84,905)	$(109,929)
Investing activities	(943)	(8,590)
Financing activities	183,356	208,577
Increase in cash and cash equivalents	$97,508	$90,058

Cash Flows from Operating Activities

The use of cash in operating activities during both the six months ended June 30, 2015 and 2016 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $25.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to increased external expenses related to commercialization activities and increased external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform.  Higher costs associated with increased employee headcount related to both research and development as well as commercial activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our oral rolapitant development program.

Cash Flows from Investing Activities

The increase of $7.6 million in net cash used in investing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due primarily to $8.0 million in milestone payments to AnaptysBio, which were earned in January 2016 and May 2016.

Cash Flows from Financing Activities

The increase of $25.2 million in net cash provided by financing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to cash proceeds of $155.0 million from the closing of our March 2016 private placement of common stock and cash proceeds of $50.0 million from the closing of our sale of common stock to JJDC in April 2016, compared to cash proceeds of $179.8 million in the prior year period from the closing of our March 2015 public offering of common stock (all amounts net of underwriting discounts and commissions and offering expenses, if any).

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses for the remainder of 2016 to increase over current levels as we incur increased costs related to the continued development of IV rolapitant, costs related to the advancement of our clinical trials, manufacturing and other development activities as well as potential milestone payments under our current development programs, such as niraparib and the immuno-oncology activities under our collaboration with AnaptysBio, costs related to ongoing commercial activities, including our commercial sales force, executing marketing and promotional programs and other commercialization costs associated with VARUBI, costs related to expanding our international operations, and costs related to potential future in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We will require additional capital for the continuing commercialization of VARUBI, further development and potential commercialization of our other product candidates, including any license payments or milestone obligations that may arise, required costs relating to our March 2014 collaboration and exclusive license agreement with AnaptysBio, and cash interest obligations related to our Convertible Notes.  We may also need additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the Convertible Notes at maturity or, at our election, upon conversion.  Our balance of cash and cash equivalents as of June 30, 2016, plus approximately $409.0 million in net proceeds from our follow-on common stock offering which closed in July 2016, and the cash we expect to generate from sales of VARUBI, are expected to be sufficient to meet our existing cash flow requirements and fund our existing operations at their currently planned levels through at least the 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Product Revenue

In September 2015, our product VARUBI, which is the oral formulation of rolapitant, was approved for sale by the FDA, and in November 2015 we began shipping VARUBI to our U.S. customers.  We distribute our product in the U.S. principally through a limited number of specialty distributors and to a lesser extent though the specialty pharmacy channel, or collectively, our Customers.  Our Customers subsequently resell our products to health care providers and patients.

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

In addition to distribution agreements with our Customers, we have entered into direct and indirect arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of VARUBI.  Due to the early stage of the launch of VARUBI, we have determined that we did not yet have sufficient actual historical data regarding the ultimate third-party payer mix and resulting rebates to recognize revenue on shipments of VARUBI at the time of shipment to our Customers.  For shipments of VARUBI from specialty distributors to providers through March 31, 2016, allowances for rebates, chargebacks, discounts, co-pay assistance and other deductions are known because they are based on the actual invoice information, and as a result, we have concluded that we can recognize revenue related to such shipments.  In certain cases, estimates of utilization of the rebate tiers within each payer group are needed, and therefore have been estimated based on market research data.  For units shipped from specialty distributors to providers after March 31, 2016 or that remained in specialty distributors’ inventories as of June 30, 2016, we continue to conclude that we cannot make reasonable estimates related to payer mix and resulting rebates to recognize revenue on such shipments.

With respect to shipments into the specialty pharmacy channel, for which we receive payer data once the specialty pharmacy ships VARUBI to providers and other third parties, we have determined that revenue from sales to the specialty pharmacy will be recognized once the product has been shipped by the specialty pharmacy to the third party. For such specialty pharmacy sales, allowances for government and non-government rebates and discounts are established based on the actual payer information, which is known at the time of shipment to patients or providers, as well as the related contracted discount rates applicable to each. In certain cases an estimate of utilization of the rebate by the patients within each payer group is needed and is estimated based on market research data.

During the three and six months ended June 30, 2016, we recognized $1.4 million and $1.6 million, respectively, in net product revenues related to VARUBI sales through the specialty pharmacy and specialty distributor channels.

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

The following table presents an analysis of product sales allowances and accruals for the six months ended June 30, 2016 (in thousands):

		Governmental
	Chargebacks,	and Other
	Discounts and	Rebates and
	Fees	Fees	Returns	Total
Balance at December 31, 2015	$-	$-	$-	$-
Provision related to current period sales	701	229	2	932
Adjustment related to prior period sales	-	-	-	-
Credits or payments made	(692)	(122)	-	(814)
Balance at June 30, 2016	$9	$107	$2	$118

Total gross product sales				$2,541

Total provision for product sales allowances and
accruals as a percentage of total gross product sales				37%

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

Chargebacks, Discounts and Fees: Chargeback and discount reserves represent our estimated obligations resulting from the difference (which is charged to us by specialty distributors and specialty pharmacies) between the specialty distributor and specialty pharmacy price and the lower pricing as mandated by statute to eligible federally funded healthcare providers or lower contractual pricing to certain private organizations.    Fees under our arrangements with specialty distributors and specialty pharmacies are based upon units of VARUBI purchased.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $320.2 million and $230.1 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the three months ended June 30, 2016.

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

We do not own or operate facilities for the manufacture of VARUBI or our product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  We currently work with one contract manufacturing organization, or CMO, Hovione, for the production of rolapitant drug substance used for VARUBI and IV rolapitant, and one other CMO, Patheon, for commercial production of VARUBI.  We also work with two CMOs for the production of IV rolapitant drug product for our expected clinical and commercial needs.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.  In addition, the FDA and similar foreign authorities require that our product candidates and approved products, such as VARUBI, be manufactured according to cGMP and similar foreign standards.  Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.  Specifically, following regulatory inspections of the facilities of one of our contract manufacturers of rolapitant IV, the FDA issued the manufacturer a Form 483 containing a number of inspection observations regarding such facilities, and the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, withdrew the manufacturer’s cGMP certificate for one of its facilities and recommended a recall of products made at two of its facilities. If the contract manufacturer fails or is unable to address and remediate these observations in a manner satisfactory to the FDA, then this failure could result in a delay in the expected timing of regulatory approval of rolapitant IV in the United States.  In addition, such failure could be the basis for the FDA or an equivalent foreign regulatory authority to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposition of civil and criminal penalties.

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

If we are unable to protect our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology.  We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection.  Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  Patents may cover the composition of matter of products, pharmaceutical formulations, processes for or intermediates useful in the manufacture of products or the uses of products.  Protection for individual products extends for varying periods in accordance with the legal life of patents in the various countries.  The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.  Where we have the right to do so under our license agreements, we seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business.  The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain.

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

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights.  To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others.  This can be expensive and time consuming.  Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can.  Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.  Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results.  In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.  An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.  In the U.S., the Hatch-Waxman Act provides generic companies valuable incentives to seek to invalidate patents for human pharmaceutical products approved under an NDA.  As a result, it is likely that our U.S. patents covering approved drugs such as rolapitant and niraparib, if approved, will be challenged in Hatch-Waxman litigation and administrative proceedings, and may not be upheld.  We may face generic manufacturer challenges to our patents outside the U.S. as well.  The entry of generic competitors typically results in a rapid decline in sales.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates, and to use our proprietary technologies without infringing the proprietary rights of third parties.  And, because patent applications in the United States and many other jurisdictions are maintained in secrecy for at least 18 months, the patent landscape is continuously evolving.  We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  For example, we are aware of third party patents that contain broad claims potentially relevant to certain therapeutic uses of immune checkpoint receptors, and we are also aware of ongoing patent litigation involving third parties in the area.  If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology, which could impact the profitability of our products.  However, we may not be able to obtain any required license on commercially reasonable terms or at all.  Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.  We could be forced, including by court order, to cease commercializing the infringing technology or product.  In addition, in any such proceeding or litigation, we could be found liable for monetary damages.  A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.  Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	August 5, 2016

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	August 5, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Investor Agreement, dated April 5, 2016, by and between the Company and Johnson & Johnson Innovation-JJDC Inc.
10.1*	Collaboration and License Agreement, dated April 5, 2016, by and between the Company and Janssen Biotech, Inc.
10.2	Stock Purchase Agreement, dated April 5, 2016, by and between the Company and Johnson & Johnson Innovation-JJDC Inc.
10.3*	Amendment No. 1 to License Agreement, dated April 5, 2016, by and between the Company and Merck Sharpe & Dohme Corp.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential Treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.