Form 10-Q
period 2016-09-30
TESARO, Inc.
filed 2016-11-04
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 51,662,407 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$230,146	$647,315
Accounts receivable	679	3,214
Inventories	1,106	12,163
Other current assets	4,560	7,409
Total current assets	236,491	670,101

Intangible assets, net	14,732	13,341
Property and equipment, net	2,779	3,781
Restricted cash	500	620
Other assets	779	1,751
Total assets	$255,281	$689,594

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,019	$3,264
Accrued expenses	36,628	53,135
Deferred revenue, current	500	772
Other current liabilities	1,534	670
Total current liabilities	46,681	57,841

Convertible notes, net	121,325	129,017
Deferred revenue, non-current	288	—
Other non-current liabilities	113	515
Total liabilities	168,407	187,373

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2015 and September 30, 2016; no shares issued or outstanding at both December 31, 2015 and September 30, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2015 and September 30, 2016; 40,279,783 and 51,656,692 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	4	5
Additional paid-in capital	688,788	1,356,040
Accumulated other comprehensive loss	—	(98)
Accumulated deficit	(601,918)	(853,726)
Total stockholders’ equity	86,874	502,221
Total liabilities and stockholders’ equity	$255,281	$689,594

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues:
Product revenue, net	$—	$2,799	$—	$4,408
License, collaboration, and other revenues	87	931	87	36,190
Total revenues	87	3,730	87	40,598

Expenses:
Cost of sales – product	—	424	—	738
Cost of sales – intangible asset amortization	—	464	—	1,391
Research and development	40,063	60,783	112,538	163,630
Selling, general and administrative	22,766	37,685	50,791	104,052
Acquired in-process research and development	—	1,940	1,000	9,940
Total expenses	62,829	101,296	164,329	279,751
Loss from operations	(62,742)	(97,566)	(164,242)	(239,153)

Interest expense	(3,853)	(4,119)	(11,432)	(12,220)
Interest income	9	532	25	843
Net loss	$(66,586)	$(101,153)	$(175,649)	$(250,530)

Net loss per share applicable to common stockholders - basic and diluted	$(1.66)	$(1.98)	$(4.49)	$(5.45)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	40,038	51,151	39,129	45,994

Comprehensive loss:
Net loss	$(66,586)	$(101,153)	$(175,649)	$(250,530)
Other comprehensive income/(loss):
Unrealized gain/(loss) on pension obligation	—	—	—	(98)
Other comprehensive income/(loss)	—	—	—	(98)
Comprehensive loss	$(66,586)	$(101,153)	$(175,649)	$(250,628)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2015	2016
Operating activities
Net loss	$(175,649)	$(250,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,000	9,940
Depreciation and amortization expense	437	2,254
Stock-based compensation expense	17,510	34,064
Non-cash interest expense	6,888	7,692
Changes in operating assets and liabilities:
Accounts receivable	(1,105)	(2,535)
Inventories	(476)	(11,057)
Other assets	(2,683)	(4,512)
Accounts payable	(509)	(4,766)
Accrued expenses	16,642	15,698
Deferred revenues	913	(16)
Other liabilities	1,535	(728)
Net cash used in operating activities	(135,497)	(204,496)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	(1,000)	(9,000)
Purchase of property and equipment	(1,869)	(1,820)
Change in restricted cash	—	(120)
Net cash used in investing activities	(2,869)	(10,940)

Financing activities
Proceeds from sales of common stock, net of issuance costs	179,753	613,913
Proceeds from exercise of stock options	4,223	17,652
Proceeds from issuance of common stock under Employee Stock Purchase Plan	248	1,040
Payment of minimum tax withholdings on share-based awards	(201)	—
Net cash provided by financing activities	184,023	632,605

Increase in cash and cash equivalents	45,657	417,169
Cash and cash equivalents at beginning of period	256,861	230,146
Cash and cash equivalents at end of period	$302,518	$647,315

Non-cash investing and financing activities
Purchase of property and equipment - cash not paid as of period end	$118	$115
Acquired in-process research and development - milestone not paid as of period end	$—	$940

Supplemental cash flow information
Interest paid	$3,052	$6,038

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  Headquartered in Waltham, Massachusetts, TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses, develops, and commercializes oncology products and product candidates.  Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of these product candidates, developing intellectual property, recruiting personnel and raising capital.  As part of its business strategy, the Company intends to continue to in-license or acquire additional product candidates across various stages of development.  The Company operates in one segment.  The Company is subject to a number of risks, including dependence on key individuals, regulatory and manufacturing risks, risk associated with competitors, the need to develop additional commercially viable products, competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

On September 1, 2015, the Company’s first commercial product, VARUBI® (rolapitant), was approved by the United States Food and Drug Administration, or FDA, in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The Company commenced sales of VARUBI during the fourth quarter of 2015.  In March 2016, the Company submitted a new drug application, or NDA, for intravenous rolapitant to the FDA which was accepted for review in May 2016, with a target Prescription Drug User Fee Act, or PDUFA, date of January 11, 2017. The Company also submitted a Marketing Authorization Application, or MAA, for oral rolapitant to the European Medicines Agency, or EMA, in March 2016, which the EMA has accepted for review.

In October 2016, the Company submitted an NDA to the FDA, and an MAA to the EMA, for its product candidate niraparib, for the maintenance treatment of recurrent platinum-sensitive ovarian, fallopian tube, or primary peritoneal cancer.  The EMA has accepted the MAA for review.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and, unless and until it does, the Company will continue to need to raise additional capital.  On March 18, 2016, the Company closed a private placement of its common stock with certain accredited investors, whereby an aggregate of 4,404,658 shares of common stock were issued at a price per share of $35.19 for aggregate gross proceeds of approximately $155.0 million.  On April 5, 2016, the Company closed a private placement of 1,130,198 shares of its common stock with one accredited investor for gross proceeds of approximately $50.0 million. On July 7, 2016, the Company closed a follow-on public offering, whereby it issued an aggregate of 5,347,500 shares of its common stock at a price per share of $81.00, resulting in net proceeds of approximately $408.9 million.  Management intends to fund future operations in part through the proceeds from these financings and additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2015 and 2016.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to sales of its approved product, accrued clinical trial and manufacturing development expenses, which form part of the Company’s research and development expenses, and stock-based compensation expense.  Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, product revenue, license, collaboration, and other revenue, and valuation of convertible notes, inventory and intangible assets.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

Level 1 inputsQuoted prices in active markets for identical assets or liabilities

Level 2 inputsObservable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputsUnobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2015 and September 30, 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2015
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$224,885	$224,885	$—	$—
Total assets		$224,885	$224,885	$—	$—

		September 30, 2016
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$635,007	$635,007	$—	$—
Total assets		$635,007	$635,007	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of September 30, 2016, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $129.0 million and the estimated fair value of the principal amount was $588.7 million.  The Convertible Notes are discussed in more detail in Note 5, “Convertible Notes.”

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

The Company has determined that it does not yet meet the criteria for the recognition of revenue for shipments of VARUBI at the time of shipment to its specialty pharmacy and specialty distributor customers.  For shipments of VARUBI from specialty distributors and from specialty pharmacies to providers and patients through September 30, 2016, allowances for rebates, chargebacks, discounts, co-pay assistance and other deductions are known or are estimable because they are based on the actual invoice information, claims data, or other market information and analyses.  As a result, the Company has concluded that it can recognize revenue related to such shipments.  For units that remained in distribution channel inventories as of September 30, 2016, the Company continues to conclude that it cannot yet reasonably make certain estimates necessary to recognize revenue on such shipments.

During the three and nine months ended September 30, 2016, the Company recognized $2.8 million and $4.4 million in net product revenues, respectively, related to VARUBI sales.  No net product revenue was recorded for the three and nine months ended September 30, 2015.

Payments received from Customers in advance of recognition of revenue are recorded as deferred revenue, net of payments made to Customers, providers and payers, on the condensed consolidated balance sheets.  The related deferred revenue balance (current) as of September 30, 2016 was $0.4 million.  No such amounts were recorded as of December 31, 2015.

License, Collaboration and Other Revenue

Revenues from license arrangements are recognized when persuasive evidence of an arrangement exists, delivery of goods or services has occurred including title to the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met, and any associated reductions of revenue can be reasonably estimated.  The Company licenses certain rights to its product candidates to third parties.  Activities under licensing agreements are evaluated to determine if they represent a multiple element arrangement.  The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting.  The Company accounts for those components as separate units of accounting if the following two criteria are met:

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

The Company determines the selling price on the basis of vendor-specific objective evidence, or VSOE, third party evidence, or best estimate of selling price.  VSOE is the price charged for a deliverable when it is sold separately. Third party evidence is the price that the Company or vendors charge for a similar deliverable when sold separately.  Best estimate is the price at which the Company would sell the deliverable if the deliverable were sold by the Company regularly on a stand-alone basis.

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

If a future milestone payment under a license agreement is contingent upon the achievement of a substantive milestone, license revenue is recognized in its entirety in the period in which the milestone is achieved.  Nonsubstantive milestone payments that are paid based on the passage of time or as a result of the licensee’s performance are allocated to the units of accounting within the arrangement and recognized as revenue when those deliverables are satisfied.  A milestone is substantive if:

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

In July 2015, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui has licensed rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao.  For this arrangement, the Company has determined that there is only one unit of accounting that includes the licensed patents and the licensed know-how, which will be delivered over a period of time.  The Company recorded $0.1 and $0.4 million of license revenue related to a $1.0 million up-front payment under this arrangement during the three and nine months ended September 30, 2016, respectively, and recorded $0.4 million as deferred revenue as of September 30, 2016.  This $1.0 million payment is being recognized as license revenue over the two-year period of performance relating to the Company’s obligations to provide the licensed know-how to Hengrui.  Under the terms of the agreement, the Company would be entitled to additional payments of up to $2.0 million contingent on the achievement of certain regulatory milestones, as well as royalties on product sales at percentage rates in the low teens.

In April 2016, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc., or Janssen, under which the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide.  See Note 11, “License and Collaboration Arrangements”, for further discussion.

In September 2016, the Company entered into a collaboration, development and license agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, under which the Company granted Zai Lab an exclusive license to develop and commercialize niraparib in China, including Hong Kong and Macao.  In addition, the agreement provides the Company with certain negotiation rights with respect to two immuno-oncology assets being developed by Zai Lab, and in return for certain consideration, an option for the Company to co-market niraparib in greater China with Zai Lab.  See Note 11, “License and Collaboration Arrangements”, for further discussion.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist.  Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate or new information regarding potential sales for the drug.  If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet.  If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

Stock-Based Compensation Expense

Stock-based compensation is recognized as expense for each stock-based award based on its estimated fair value.  The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model.  The Company determines the fair value of each restricted stock unit at its grant date based on the closing market price of the Company’s common stock on that date.  The value of the award is recognized as expense on a straight-line basis over the requisite service period and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur.  For stock awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis.

Prior to the regulatory approval of its product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of its products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expense.  The Company periodically analyzes its inventory levels, and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales.  The determination of whether inventory costs will be realizable requires estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product sales in the consolidated statements of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, which simplifies various aspects of accounting for share-based payments to employees.  Key provisions of the new standard include requiring excess tax benefits and shortfalls to be recorded as income tax benefit or expense in the income statement, rather than in equity, and permitting an election to record the impact of pre-vesting forfeitures as they occur.  The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company elected to early adopt ASU No. 2016-09 during the quarter ended June 30, 2016, retroactive to January 1, 2016.

             Impact of Adoption

   As a result of adopting ASU No. 2016-09 during 2016, the Company adjusted retained earnings for the impact of its accounting policy election to recognize share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required.  ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted.  The following table summarizes the impact to the Company’s condensed consolidated balance sheet, including the amount charged to retained earnings as of January 1, 2016 (in thousands):

	Balance Sheet Classification	Amount
Increase to additional paid-in capital resulting from the Company's election to recognize forfeitures as they occur rather than applying an estimated forfeiture rate	Additional paid-in capital	$ 1,278
Charge to accumulated deficit for cumulative-effect adjustment from adoption of ASU No. 2016-09	Accumulated deficit	$ 1,278

In addition, the Company’s stock-based compensation expense for the three months ended March 31, 2016 and additional-paid in capital as of March 31, 2016 have also been revised to reflect the adoption of ASU No. 2016-09, resulting in increases of approximately $0.2 million to both additional paid-in capital and accumulated deficit, compared to the amounts originally reported.

New Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.  In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  In 2016, the FASB has issued three additional ASUs related to Topic 606: ASU Nos. 2016-08, 2016-10, and 2016-12.  These ASUs clarify various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and include other improvements and practical expedients.  The Company plans to early adopt the requirements of this new standard in the first quarter of 2017, using the full retrospective transition method.  The Company has not yet completed its assessment of the impact of the adoption of this standard on its consolidated financial statements, but expects that the adoption will at least impact the amount and timing of certain revenues recognized through the periods prior to adoption, and the impact may be material to certain periods.

In August 2014, the FASB issued ASU No. 2014-15, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued).  ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements.  ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  The Company has not yet adopted this standard; however, if this standard had been adopted as of September 30, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The new standard must be applied using a modified retrospective transition method which requires application of the new guidance for all periods presented.  The Company is currently in the process of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, which is intended to simplify and clarify how certain transactions are classified in the statement of cash flows, and to reduce diversity in practice for such transactions.  This ASU addresses eight specific issues regarding classification of cash flows.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.  The Company believes that the adoption of this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

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

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2015	2016
Outstanding stock options	6,044	7,045
Unvested restricted stock units	—	666
Shares issuable upon conversion of Convertible Notes	663	—
	6,707	7,711

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

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted net income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The share figures in the table above represent the estimated incremental shares that would be issued, after consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of September 30, 2015 and 2016.  The Convertible Notes were not convertible as of September 30, 2016.

4. Inventories

The following table presents inventories as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31,	September 30,
	2015	2016
Raw materials	$364	$10,602
Work in process	83	560
Finished goods	659	1,001
Total inventories	$1,106	$12,163

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

As of September 30, 2016, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $129.0 million and the estimated fair value of the principal amount was $588.7 million.    As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2015 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Contractual interest expense	$1,509	$1,509	$4,544	$4,528
Amortization of debt discount	2,178	2,460	6,383	7,236
Amortization of debt issuance costs	166	150	505	456
Total interest expense	$3,853	$4,119	$11,432	$12,220

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

On May 14, 2015, the stockholders of the Company approved the 2015 Director Plan, which had been previously adopted by the board of directors in order to have a plan in addition to the 2012 Incentive Plan for purposes of granting awards to non-employee directors.  The 2015 Director Plan allows the Company to grant awards for up to 500,000 shares of common stock.  Awards under the 2015 Director Plan may include the following award types: stock options; stock appreciation rights; restricted stock; restricted stock units; unrestricted stock; or any combination of the foregoing.  The exercise price of stock options granted under the 2015 Director Plan is equal to the closing price of a share of the Company’s common stock on the grant date.  On May 11, 2016, the Company’s stockholders approved an amendment to the 2015 Director Plan that limits the maximum number of shares of stock subject to awards granted in any calendar year to any non-employee director of the Company to 50,000 shares and affirms that 500,000 shares are reserved for issuance under the 2015 Director Plan.

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

Stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Research and development	$3,783	$5,605	$7,808	$13,826
Selling, general and administrative	4,346	7,314	9,702	20,238
Total stock-based compensation expense	$8,129	$12,919	$17,510	$34,064

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2015	5,878,352	$35.00
Granted	1,845,551	52.89
Exercised	(448,301)	37.83
Cancelled	(230,233)	51.54
Outstanding at September 30, 2016	7,045,369	$38.96

Vested at September 30, 2016	3,164,911	$24.38

At September 30, 2016, there was approximately $108.7 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Restricted Stock Units

The following table presents a summary of the Company’s restricted stock unit, or RSU, activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2015	60,000	$56.00
Granted	638,673	49.64
Vested	(15,000)	56.00
Forfeited	(17,600)	43.39
Unvested restricted stock units at September 30, 2016	666,073	$50.23

At September 30, 2016, there was approximately $28.6 million of unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 3.4 years.

In July 2016, the Company issued 15,000 restricted stock units with service and performance conditions to certain employees, none of which vested during the three and nine months ended September 30, 2016.  Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition.  As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable.  The Company recognized $0.2 million of related expense during the three and nine months ended September 30, 2016.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of September 30, 2016, 211,498 shares remained available for issuance.  During the nine months ended September 30, 2015 and 2016, the Company issued 7,523 and 25,225 shares under the 2012 ESPP, and recognized approximately $0.2 million and $0.7 million in related stock-based compensation expense, respectively.

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

In July 2016, the Company sold 5,347,500 shares of common stock, which included 697,500 shares pursuant to the full exercise of the underwriters’ option, in an underwritten public offering at a price to the public of $81.00 per share, resulting in gross proceeds of approximately $433.1 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $408.9 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

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

For the three and nine months ended September 30, 2015 and 2016, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the favorable tax attributes, the Company has recorded full valuation allowances against its otherwise recognizable net deferred tax assets at both December 31, 2015 and September 30, 2016.

9. Intangible Assets

The following table presents intangible assets as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31,	September 30,
	2015	2016	Estimated useful life
Intangible asset - OPKO milestone	$15,000	$15,000	8	Years
Less accumulated amortization	(268)	(1,659)
Total intangible asset, net	$14,732	$13,341

For the three and nine months ended September 30, 2016, the Company recorded $0.5 million and $1.4 million in amortization expense related to this intangible asset, respectively.  Estimated future amortization expense for intangible assets as of September 30, 2016 is $0.5 million for the remainder of 2016, $1.9 million per year for 2017, 2018, 2019, and 2020, and $5.5 million thereafter.

10.  Commitments and Contingencies

The Company leases approximately 116,000 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The term of the lease commenced on April 1, 2013.  In August 2016, the lease was amended to extend the term through June 30, 2020 and to add 45,000 square feet to the Company’s existing space in the same building.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the lease as of September 30, 2016 were $0.8 million for the remainder of the year ending December 31, 2016 and $4.6 million, $5.0 million, $5.0 million, and $2.5 million for the years ending December 31, 2017, 2018, 2019 and 2020, respectively.  No amounts are due thereafter.

The Company has entered into agreements with certain vendors for the provision of services, including services related to data management, clinical and commercial operation support and diagnostic test development, that the Company is not able to terminate for convenience under its contracts, and thus avoid any and all future obligations to the vendors.  Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement.

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

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused.  The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

11. License and Collaboration Arrangements

Merck Sharp & Dohme Corp

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three and nine months ended September 30, 2016, the Company incurred $1.1 million and $2.9 million in external costs related to this study, of which $0.6 million and $1.4 million is reimbursable by Merck, respectively.  At September 30, 2016, $0.6 million of cost-sharing receivable from Merck has been recorded in accounts receivable on the condensed consolidated balance sheets.

Janssen Biotech, Inc.

On April 5, 2016, the Company entered into separate transactions with Janssen Biotech, Inc., or Janssen, and its affiliate, Johnson & Johnson Innovation — JJDC, Inc., or JJDC, consisting of a collaboration and license agreement with Janssen, or the Collaboration Agreement, and a stock purchase agreement and investor agreement, each with JJDC (the “Stock Purchase Agreement” and the “Investor Agreement,” respectively, and collectively with the Collaboration Agreement, the “Agreements”).

Under the terms of the Collaboration Agreement, the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib for prostate cancer worldwide, except for Japan.  Janssen will conduct all development and commercialization of niraparib in the field of prostate cancer worldwide (excluding Japan).  With the exception of China, the Company retains all rights worldwide to develop and commercialize niraparib outside of prostate cancer.

Pursuant to the Collaboration Agreement, within 30 days after the date of the Collaboration Agreement, the Company agreed to provide Janssen with electronic copies of certain know-how relating to development of niraparib.  In addition, and in return for certain reimbursement, the Company is also responsible for manufacturing and supplying to Janssen all of Janssen’s requirements of active pharmaceutical ingredient, or API, for niraparib and niraparib products to be used by Janssen for its development activities in prostate cancer indications.  The Company is also responsible for manufacturing of certain niraparib products and API for commercial sale in the field of prostate cancer.  In both cases, the Company will receive reimbursement from Janssen that will at least cover the cost of providing such manufacturing services.

The Company received a $35 million up-front, nonrefundable license fee from Janssen.  Assuming successful development and commercialization of niraparib products for prostate cancer, the Company could receive up to an additional $415 million in clinical, regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for funding all development and commercialization of niraparib in prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.  Janssen may terminate the Collaboration Agreement at any time after April 5, 2017 upon 90 days’ written notice, upon termination of the Merck License Agreement or in the event of certain safety concerns.  Either party may terminate the Collaboration Agreement for uncured material breach or bankruptcy.

The Company evaluated the Collaboration Agreement under ASC Subtopic 605-25, “Multiple Element Arrangements”.  The Company identified four deliverables including: (1) the licenses under certain patent rights relating to niraparib for prostate cancer worldwide, except for Japan, and transfer of certain development and regulatory information within 30 days after the Effective Date; (2) the participation in Joint Committees; (3) the Company’s obligation to supply API for Janssen’s development needs; and (4) the Company’s obligation to manufacture clinical supply of niraparib product.  Each deliverable was determined to have a stand-alone value and to meet the criteria to be accounted for as a separate unit of accounting.  For the license and manufacturing deliverables, the Company considered the manufacturing capabilities of Janssen, Janssen’s right to sublicense and manufacture API, and the fact that the manufacturing services are not proprietary and can be provided by other vendors.  The Company is obligated to participate in the Joint Committees and provide development, regulatory and commercialization information to Janssen and, therefore, the Company identified the participation in the Joint Committees as a separate deliverable.

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.  Therefore, the Company will exclude from the allocable consideration the milestone payments and royalties, regardless of the probability that such milestone and royalty payments will be made, until the events that give rise to such payments actually occur.  Consideration for manufacturing services was not allocated because the amount is not fixed and determinable and it is not being provided at a significant and incremental discount.

The Company allocated consideration to each unit of accounting using the relative selling price method based on the Company’s best estimate of selling price for the license and other deliverables.  The best estimate of selling price for the license was calculated using an income approach model and using the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success.  The Company believes that a change in the assumptions used to determine its best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration transferred.

The amount that the Company recognized concurrent with the transfer of license and certain development and regulatory know-how was limited to the lesser of the amount otherwise allocable using the relative selling price method, which was $45.1 million, or the non-contingent amount, which was the $35.0 million up-front fee.  As the remaining deliverables are provided, any consideration received would be first allocated to license revenue until such time as the full $45.1 million has been recognized as license revenue.  Thereafter, any consideration received will be allocated to all deliverables based on their relative percentages.  Through September 30, 2016, the Company recognized $35.8 million as license and collaboration revenue under the Collaboration Agreement.

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

Additionally, the Company considered whether the Stock Purchase Agreement and the Investor Agreement with JJDC would be subject to combination with the Collaboration Agreement.  The Company determined that they should not be combined because the deliverables and terms in these arrangements are not closely interrelated or interdependent in terms of payment or functionality, the arrangements were negotiated separately, and the common stock was sold at approximately its fair value.

In connection with entry into the Agreements with Janssen discussed above, the Company also entered into Amendment No. 1 to the License Agreement dated as of May 22, 2012 by and between the Company and Merck.  This amendment was executed in April 2016 to make certain conforming changes to the Agreements with Janssen.

Zai Lab (Shanghai) Co., Ltd.

On September 28, 2016, or the Effective Date, the Company entered into a Collaboration, Development and License Agreement, or the Zai Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab.  Under the terms of the Zai Agreement, the Company exclusively licensed the rights to develop and commercialize niraparib to Zai Lab for the territories of China, Hong Kong and Macau, or the China Territories.  Zai will conduct all development and commercialization of niraparib in the China Territories, except for prostate cancer.  The Company retains all rights outside of the China Territories, to develop and commercialize niraparib with the exception of prostate cancer.

Under the terms of the Zai Agreement, the Company will receive a $15.0 million upfront, nonrefundable license fee from Zai Lab in the fourth quarter of 2016.  Assuming successful development and commercialization of niraparib products in the China Territories, the Company could receive additional clinical, regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the China Territories.  Zai Lab is responsible for funding all development and commercialization of niraparib in the China Territories, including research, development, manufacturing, regulatory and commercialization activities.  The term of the Zai Agreement continues, on a country-by-country basis, until the later of expiration of the last patent in the China Territories covering the niraparib product, or ten years from the first commercial sale in such country.  The Zai Agreement may also be terminated by Zai Lab at any time upon prior written notice, or by either party for material breach or insolvency.

Pursuant to the Zai Agreement, over the six-month period commencing on the Effective Date, the Company agreed to provide Zai Lab with electronic copies of certain know-how relating to the development of niraparib, as well as technical assistance.  In addition, and in return for certain reimbursement, the Company is also responsible for manufacturing and supplying to Zai Lab an initial supply of certain materials for niraparib.  The Company may also become responsible for manufacturing of certain niraparib products and materials for commercial sale in certain instances based on regulatory requirements in the China Territories.  In both cases, the Company will receive reimbursement from Zai Lab that will at least cover the cost of providing such manufacturing services.

The Zai Agreement also provides the Company with an option to co-market niraparib in the China Territories with Zai Lab, in return for certain consideration.  This co-marketing right must be exercised by the Company prior to the first anniversary of the launch of niraparib in the China Territories.

In addition, the Zai Agreement provides the Company with the right of first refusal with respect to licenses for two novel, discovery-stage immuno-oncology programs from Zai Lab.

The Company evaluated the Zai Agreement under ASC Subtopic 605-25, “Multiple Element Arrangements”. As a result of the inclusion of the co-marketing option and its associated potential future payment, the contract price was determined not to be reasonably estimable. Therefore, the Company has concluded that it has not met certain of the above revenue recognition criteria, and no revenue has been recognized associated with the Zai Agreement.

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

Examples of forward looking statements contained in this report include statements regarding the following: our intent to in-license or acquire additional product candidates; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our clinical development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our IV rolapitant, niraparib, TSR-042, and TSR-022 programs; our expected gross-to-net adjustment range for VARUBI®; our expectation that we will continue to incur significant expenses, and our expectation that our operating losses and negative cash flows will continue to increase for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

These forward-looking statements involve substantial risks and uncertainties that could cause actual future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements.  Such risks and uncertainties include, among others, the uncertainties inherent in the development or launch of any new pharmaceutical product and the execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, uncertainties regarding ongoing discussions with and actions by regulatory authorities, patient accrual rates for clinical trials, manufacturing and supply risks, and other matters that could affect the timing of data, the potential regulatory approval, or the commercial availability of our product candidates or the success of any product.  The following information and any forward-looking statements should be considered in light of these factors and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” and in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

A summary description of our current products and product candidates is as follows:

•

Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, has been approved for commercialization in the United States, and we are also developing an intravenous, or IV, formulation of rolapitant.  In March 2016, we submitted a new drug application, or NDA, for IV rolapitant to the FDA which was accepted for review in May 2016, with a target Prescription Drug User Fee Act, or PDUFA, date of January 11, 2017. We also submitted a Marketing Authorization Application, or MAA, for oral rolapitant to the European Medicines Agency, or EMA, in March 2016, which the EMA has accepted for review.

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  We currently have several ongoing clinical trials evaluating niraparib for the treatment of ovarian or breast cancers, and we expect to initiate activities in support of further clinical trials of niraparib during 2016.  We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.  Based on research related to PARP inhibitors generally, we believe that niraparib may also be active in the treatment of several other tumor types.  In June 2016, we announced that the Phase 3 NOVA trial of niraparib successfully achieved its primary endpoint, demonstrating that niraparib significantly prolonged progression-free survival, or PFS, compared to control among patients with platinum-sensitive, recurrent ovarian cancer.  We submitted an NDA and an MAA for niraparib in October 2016.  The EMA has accepted the MAA for review.

•

Immuno-Oncology Platform: In March 2014, we added immuno-oncology programs to our portfolio of product candidates by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets.  We submitted an investigational new drug application, or IND, for our first immuno-oncology antibody, TSR-042, which targets PD-1, to the FDA in December 2015, and we initiated a Phase 1, dose escalation study in March 2016.  In April 2016, we submitted an IND to the FDA, for our second immuno-oncology antibody, TSR-022, which targets TIM-3, and in July 2016, we commenced the dosing of the first patient in a Phase 1, dose escalation study.  We have commenced pre-clinical research for our antibody candidate targeting LAG-3, TSR-033, and expect to initiate a Phase 1 study in 2017.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3, and LAG-3 and bi-specific antibody product candidates targeting PD-1/TIM-3, PD-1/LAG-3 and an additional bi-specific combination.  In addition, we plan to evaluate our immuno-oncology anti-tumor agents, such as TSR-042, in combination preclinical pharmacology studies with niraparib and other anti-tumor agents.

In February 2016, we entered into an exclusive collaboration with the Institute for Applied Cancer Science at The University of Texas MD Anderson Cancer Center, or MDACC, to discover and develop small molecule product candidates against undisclosed immuno-oncology targets.  This collaboration is intended to leverage MDACC’s expertise in drug discovery and translational medicine and our oncology drug development and commercialization capabilities.  Under terms of the agreement, we will receive exclusive worldwide rights to develop and commercialize any small molecule product candidates that result from this collaboration.  MDACC will be responsible for conducting research activities aimed at identifying clinical candidates with defined characteristics targeting certain immuno-oncology targets.  We will fund research, development, and commercialization expenses for this collaboration.

In April 2016, we entered into a global prostate cancer collaboration and license agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, under which we granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide, except for Japan.  We retain all rights worldwide (except China) to develop and commercialize niraparib outside of prostate cancer.  In connection with the execution of the Collaboration Agreement, we received a $35.0 million up-front license fee from Janssen, and assuming successful development and commercialization of niraparib products for prostate cancer, we could receive up to an additional $415 million in clinical, regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for conducting and funding all development and commercialization of niraparib in prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.  We also entered into separate stock purchase and investor agreements with an affiliate of Janssen, Johnson & Johnson Innovation — JJDC, Inc., or JJDC, whereby we sold and issued 1,130,198 shares of our common stock to JJDC on April 5, 2016 at a price per share of $44.24, for an aggregate purchase price of approximately $50.0 million.

In September 2016, we entered into a collaboration, development and license agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab.  Under the terms of the agreement, we granted to Zai Lab an exclusive license to develop and commercialize niraparib for the territories of China, Hong Kong and Macao, or the China Territories.  In partial consideration for the license grant to Zai Lab for the China Territories, Zai Lab will pay us a non-refundable, up-front license fee of $15.0 million in the fourth quarter of 2016.  We will be eligible to receive milestone payments contingent on Zai Lab achieving certain specified development and commercial goals.  In return for certain consideration, we also have an option to co-market niraparib in the China Territories with Zai Lab; if we elect not to exercise this option, we will be eligible to receive tiered royalties based on percentages of net sales of niraparib in the China Territories ranging from the mid- to high-teens.  This agreement also provides the Company with the right of first refusal with respect to licenses for two novel, discovery-stage immuno-oncology programs from Zai Lab.

As of September 30, 2016, we had an accumulated deficit of $853.7 million.  Our net losses were $250.5 million, $251.4 million, $171.0 million, and $92.4 million for the nine months ended September 30, 2016 and the years ended December 31, 2015, 2014 and 2013, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and ex-U.S. commercialization and pre-commercial activities including executing related marketing and promotional programs for the commercialization of VARUBI and our other product candidates; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs such as IV rolapitant, niraparib, TSR-042 and TSR-022; (iii) the immuno-oncology development activities under our collaborations, costs related to expanding our international operations; and (iv) other research and development activities and potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  If we obtain regulatory approval for any of our additional product candidates, or in anticipation of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress, and results of our clinical trial and other development and regulatory activities, and commercialization efforts for VARUBI and our other product candidates.  Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings, and we may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of September 30, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $647.3 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through December 31, 2015, we received $758.3 million in proceeds, net of underwriting discounts and commissions and offering expenses, from private placements of convertible preferred stock, and public offerings of common stock and convertible notes.  On March 18, 2016, we completed a private placement whereby we sold 4,404,658 shares of our common stock at a price of $35.19 per share and received approximately $155.0 million in proceeds.  On April 5, 2016, we completed a private placement whereby we sold 1,130,198 shares of our common stock at a price of $44.24 per share and received approximately $50.0 million in proceeds.  On July 7, 2016, we closed the sale of 5,347,500 shares of common stock in an underwritten public offering at a price to the public of $81.00 per share, resulting in net proceeds to us after deducting fees, commissions and other expenses related to the offering of approximately $408.9 million.

Financial Operations Overview

Revenues

Product revenue is derived from sales of our product, VARUBI, in the United States.

License, collaboration and other revenues relate to our license agreements with Janssen and Jiangsu Hengrui Medicine Co., Ltd. or Hengrui.  Janssen has licensed the rights to develop, manufacture and commercialize niraparib worldwide (except for Japan) for the treatment of prostate cancer.  Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs.  We also anticipate increasing costs associated with our collaborations with AnaptysBio, Merck, MDACC, and other potential collaborators, manufacturing related costs, and potential development milestone payments.  More specifically, we expect costs to increase, including as we: continue our currently ongoing Phase 2 and 3 trials, continue our manufacturing development and validation, and initiate additional investigative and collaborative studies related to niraparib; continue clinical, manufacturing and regulatory development activities for the IV formulation of rolapitant; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform and related collaborations; lease additional facility space; and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the nine months ended September 30, 2015 and 2016 (in thousands):

	Nine Months Ended September 30,
	2015	2016
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	20,114	13,018
Rolapitant total	20,114	13,018

Niraparib Expenses
Acquired in-process research and development	—	940
Research and development	42,805	72,758
Niraparib total	42,805	73,698

TSR-011 Expenses
Acquired in-process research and development	—	—
Research and development	3,623	1,312
TSR-011 total	3,623	1,312

Immuno-Oncology Platform Expenses
Acquired in-process research and development	1,000	9,000
Research and development	14,960	23,034
Immuno-Oncology Platform total	15,960	32,034

Personnel and Other Expenses	31,036	53,508

Total	$113,538	$173,570

For further discussion of the changes in our research and development expenses with respect to the nine months ended September 30, 2016 and the corresponding period of 2015, see “Results of Operations — Comparison of the Nine Months Ended September 30, 2015 and 2016 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for our commercial personnel, including our field sales force, certain medical education professionals and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions.  Other selling, general and administrative expenses include certain facility-related costs, communication expenses, pre-commercial and commercial consulting, advertising, market research and other activities necessary to prepare for and support the launches of VARUBI and any other potential products, and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial and pre-commercial activities related to VARUBI and niraparib and continued research and development activities, as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel, executing marketing and promotional programs, hiring consultants, leasing of additional facility space, enhancing information technology systems, and legal and other professional fees, among other expenses.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes and interest income earned on cash and cash equivalents.  A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2016

	Three Months Ended September 30,		Increase/
	2015	2016	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$—	$2,799	$2,799
License, collaboration and other revenues	87	931	844
Total revenues	87	3,730	3,643

Expenses:
Cost of sales - product	—	424	424
Cost of sales - intangible asset amortization	—	464	464
Research and development	40,063	60,783	20,720
Selling, general and administrative	22,766	37,685	14,919
Acquired in-process research and development	—	1,940	1,940
Total expenses	62,829	101,296	38,467

Loss from operations	(62,742)	(97,566)	(34,824)
Other income (expense), net	(3,844)	(3,587)	257
Net loss	$(66,586)	$(101,153)	$(34,567)

Product Revenue.  No product revenue was recorded for the three months ended September 30, 2015.  We recorded $2.8 million of net product revenue for the three months ended September 30, 2016.  This amount relates to sales of VARUBI, our first commercial product, which we began shipping in November of 2015.  We distribute our product in the U.S. principally through a limited number of specialty distributors and to a lesser extent though the specialty pharmacy channel.  During the three months ended September 30, 2016, we have recorded product revenue related to VARUBI shipped by the specialty pharmacy to patients during the period, and that was shipped by the specialty distributors to providers from April 1, 2016 through September 30, 2016.  For units shipped by specialty distributors to providers during the quarter ended June 30, 2016, we did not recognize product revenue as we did not meet the criteria for revenue recognition at that time.  As a result, net product revenue for the three months ended September 30, 2016 includes approximately $1.2 million relating to units shipped to providers during the previous quarter.  We have not recorded any product revenue from VARUBI  that has been shipped by distributors to providers or patients after September 30, 2016, or units that remained in distributors’ inventories as of September 30, 2016.  For such shipments, we have concluded that we did not yet meet the revenue recognition criteria under current accounting guidance.  We expect specialty distributors to comprise a majority of our ultimate product sales.  We anticipate recognizing revenue on any deferred product sales when the net sales price can be reasonably estimated.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements.  The corresponding costs of product sales for which we have not recognized product revenue have similarly not yet been reflected in the condensed consolidated statement of operations.

Since the launch of VARUBI through September 30, 2016, we have shipped approximately 15,200 units both for stocking and to satisfy reorders from distributors.    Of these units, approximately 13,600 units were subsequently shipped from our distributors to providers and patients through September 30, 2016.  The Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit of VARUBI, is $530 per unit.  For product sales recognized to date which, as described above, are comprised of units shipped by distributors to providers or patients through September 30, 2016, the average net sales price per unit to us (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or, the gross-to-net adjustment) was $324 or approximately 61% of WAC.  We expect that our gross-to-net adjustment to VARUBI revenues will be higher in the future (and net revenue per unit will be lower) as a result of changes to our customer and payer mix.  Overall, we expect that our gross-to-net adjustments will increase through the remainder of 2016 such that our average net sales price will represent around 60% of WAC per unit.

License, Collaboration and Other Revenues.  License, collaboration and other revenues of $0.9 million for the three months ended September 30, 2016 relates to our license agreements with Janssen and Hengrui, and includes amortization of up-front license payments and shipments of materials to our collaborators.

Cost of Sales - Product. Cost of sales of $0.4 million for the three months ended September 30, 2016 consists of costs associated with the manufacturing of VARUBI and royalties owed to our licensor for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of VARUBI units recognized as revenue during the three months ended September 30, 2016 were expensed prior to the September 2015 FDA approval, and therefore are not included in cost of sales during the current period.  We expect cost of sales to increase in relation to product revenues as we deplete these inventories.  No product cost of sales was recorded for the three months ended September 30, 2015.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $0.5 million for the three months ended September 30, 2016 consists of amortization of the intangible asset recorded as a result of the $15.0 million milestone paid to OPKO Health, Inc., or OPKO, upon the first commercial sale of VARUBI. No similar amortization was recorded for the three months ended September 30, 2015.

Research and Development Expenses.  Research and development expenses were $60.8 million for the three months ended September 30, 2016, compared to $40.1 million for the three months ended September 30, 2015, an increase of $20.7 million. The increase was primarily due to higher external costs associated with our niraparib development efforts, development of TSR-042 and TSR-022 and our other immuno-oncology product candidates, as well as higher personnel and related costs.  Significant changes resulting in this increase included:

•

an increase of $8.5 million in external costs associated with our niraparib program, primarily comprised of increased costs related to ongoing or new clinical trials and manufacturing development activities; and

•

an increase of $6.5 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $1.8 million, primarily due to increased awards of employee stock options and restricted stock units.

The above increases were offset by a decrease of $0.5 million in external costs related to rolapitant and the completion of related clinical studies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $37.7 million for the three months ended September 30, 2016, compared to $22.8 million for the three months ended September 30, 2015, an increase of $14.9 million.  The increase was primarily due to increases of: $6.6 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI, plus hiring to support our international operations; $5.4 million in professional and consulting fees and other expenses to support corporate operational and commercialization activities; and $3.0 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses were $1.9 million for the three months ended September 30, 2016, comprised of a $1.0 million milestone to AnaptysBio and a $0.9 million milestone to Merck.  Our obligation to pay the milestone to AnaptysBio was triggered by the initiation of the first good laboratory practice, or GLP, toxicology study for TSR-033, which occurred in September 2016.  Our obligation to pay the milestone to Merck was triggered by the first dosing of a patient in a Phase 2 clinical trial for niraparib in subjects with prostate cancer by our licensee, Janssen.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest income increased by $0.5 million during the three months ended September 30, 2016, primarily due to higher balances of interest-bearing cash equivalents.  Interest expense increased by $0.3 million, due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.

Comparison of the Nine Months Ended September 30, 2015 and 2016

	Nine Months Ended September 30,		Increase/
	2015	2016	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$—	$4,408	$4,408
License, collaboration and other revenues	87	36,190	36,103
Total revenues	87	40,598	40,511

Expenses:
Cost of sales - product	—	738	738
Cost of sales - intangible asset amortization	—	1,391	1,391
Research and development	112,538	163,630	51,092
Selling, general and administrative	50,791	104,052	53,261
Acquired in-process research and development	1,000	9,940	8,940
Total expenses	164,329	279,751	115,422

Loss from operations	(164,242)	(239,153)	(74,911)
Other income (expense), net	(11,407)	(11,377)	30
Net loss	$(175,649)	$(250,530)	$(74,881)

Product Revenue.  No product revenue was recorded for the nine months ended September 30, 2015.  We recorded $4.4 million of net product revenue for the nine months ended September 30, 2016.  This amount relates to sales of VARUBI, our first commercial product, which we began shipping in November of 2015.  During the nine months ended September 30, 2016 we have recorded product revenue related to VARUBI shipped by distributors to providers and patients through September 30, 2016.  We have not recorded any product revenue from VARUBI for units that remained in distributors’ inventories as of September 30, 2016.  For such shipments, we have concluded that we did not yet meet the revenue recognition criteria under current accounting guidance.  We expect specialty distributors to comprise a majority of our ultimate product sales.  We anticipate recognizing revenue on any deferred product sales when the net sales price can be reasonably estimated.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements.  The corresponding costs of product sales for which we have not recognized product revenue have similarly not yet been reflected in the condensed consolidated statement of operations.

License, Collaboration and Other Revenues.  License, collaboration and other revenues of $36.2 million for the nine months ended September 30, 2016 relates to our license agreements with Janssen and Hengrui, and includes amortization of up-front license payments and shipments of materials to our collaborators.  This total consists of $35.8 million related to Janssen and $0.4 million related to Hengrui.

Cost of Sales - Product. Cost of sales of $0.7 million for the nine months ended September 30, 2016 consists of costs associated with the manufacturing of VARUBI and royalties owed to our licensor for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of VARUBI units recognized as revenue during the three months ended September 30, 2016 were expensed prior to the September 2015 FDA approval, and therefore, are not included in cost of sales during the current period.  We expect cost of sales to increase in relation to product revenues as we deplete these inventories.  No product cost of sales was recorded for the nine months ended September 30, 2015.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $1.4 million for the nine months ended September 30, 2016 consists of amortization of the intangible asset recorded as a result of the $15.0 million milestone paid to OPKO upon the first commercial sale of VARUBI. No similar amortization was recorded for the nine months ended September 30, 2015.

Research and Development Expenses.  Research and development expenses were $163.6 million for the nine months ended September 30, 2016, compared to $112.5 million for the nine months ended September 30, 2015, an increase of $51.1 million. The increase was primarily due to higher external costs associated with our niraparib development efforts, development of TSR-042, TSR-022 and our other immuno-oncology product candidates, as well as higher personnel and related costs.  Significant changes resulting in this increase included:

•

an increase of $30.0 million in external costs associated with our niraparib program, primarily comprised of increased costs related to ongoing or new clinical trials and manufacturing development activities;

•

an increase of $8.1 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 Phase 1 clinical trial, biologics manufacturing as well as non-clinical and other immuno-oncology program research activities; and

•

an increase of $16.4 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $6.0 million, primarily due to increased awards of employee stock options and restricted stock units.

The above increases were offset by a decrease of $7.1 million in external costs related to rolapitant and the completion of related clinical studies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $104.0 million for the nine months ended September 30, 2016, compared to $50.8 million for the nine months ended September 30, 2015, an increase of $53.2 million.  The increase was primarily due to increases of: $26.2 million in salaries, benefits and other personnel-related costs, primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI, and hiring to support our international operations; $16.5 million in professional and consulting fees and other expenses to support corporate operational and commercialization activities; and $10.5 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses were $9.9 million for the nine months ended September 30, 2016.  This amount is comprised of three milestones to AnaptysBio totaling $9.0 million, plus a $0.9 million milestone to Merck.  Our obligations to pay the milestones to AnaptysBio were triggered by the clearances of our INDs for TSR-042 and TSR-022 ($4.0 million each), and the start of the first GLP toxicology study for TSR-033 ($1.0 million).  Our obligation to pay the milestone to Merck was triggered by the first dosing of a patient in a Phase 2 clinical trial for niraparib in subjects with prostate cancer by our licensee, Janssen.  There was $1.0 million recorded in acquired in-process research and development expenses for the nine months ended September 30, 2015, consisting solely of a milestone to AnaptysBio for the initiation of the first GLP toxicology study under our immuno-oncology platform.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents. Interest income increased by $0.8 million during the nine months ended September 30, 2016, primarily due to higher balances of interest-bearing cash equivalents.  Interest expense increased by $0.8 million due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $647.3 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through December 31, 2015, including our 2012 initial public offering, we raised a total of $758.3 million in net cash proceeds from private placements of convertible preferred stock and public offerings of common stock, and convertible notes.  On March 18, 2016, we issued an aggregate of 4,404,658 shares of our common stock in a private placement at a price of $35.19 per share and received approximately $155.0 million in proceeds. On April 5, 2016, we completed a private placement whereby we sold 1,130,198 shares of our common stock at a price of $44.24 per share and received approximately $50.0 million in proceeds.  On July 7, 2016, we issued an aggregate of 5,347,500 shares of our common stock at an offering price to the public of $81.00 per share and received approximately $408.9 in net cash proceeds.  We have also received an up-front license fee of $35.0 million from Janssen, and we expect to receive an up-front license fee of $15.0 million from Zai Lab in the fourth quarter of 2016, both payments relating to niraparib license agreements.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods noted (in thousands):

	Nine Months Ended September 30,
	2015	2016
Net cash provided by (used in):
Operating activities	$(135,497)	$(204,496)
Investing activities	(2,869)	(10,940)
Financing activities	184,023	632,605
Increase in cash and cash equivalents	$45,657	$417,169

Cash Flows from Operating Activities

The use of cash in operating activities during both the nine months ended September 30, 2015 and 2016 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $69.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increased external expenses related to commercialization activities and increased external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform.  Higher costs associated with increased employee headcount related to both research and development and commercial activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our oral rolapitant development program.

Cash Flows from Investing Activities

The increase of $8.1 million in net cash used in investing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due primarily to $9.0 million in milestones paid to AnaptysBio during the current year period, compared to a $1.0 million milestone paid to AnaptysBio during the prior year period.

Cash Flows from Financing Activities

The increase of $448.6 million in net cash provided by financing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to cash proceeds of $155.0 million from the closing of our March 2016 private placement of common stock, cash proceeds of $50.0 million from the closing of our sale of common stock to JJDC in April 2016 and cash proceeds of $408.9 million from the closing of our July 2016 public offering of common stock, compared to cash proceeds of $179.8 million in the prior year period from the closing of our March 2015 public offering of common stock (all amounts net of underwriting discounts and commissions and offering expenses, if any).  Cash provided by stock option exercises and ESPP purchases also increased by $14.2 million.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses for the remainder of 2016 to increase over current levels as we incur increased costs related to: (i) the continued development of niraparib, and IV rolapitant; (ii) the advancement of our clinical trials, manufacturing and other development activities, as well as milestone payments under our current development programs, such as niraparib and the immuno-oncology activities under our collaboration with AnaptysBio; (iii) ongoing commercial activities, including our commercial sales force, executing marketing and promotional programs and other commercialization costs associated with VARUBI; (iv) expanding our international operations; and (v) potential future in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We will require additional capital for the continuing commercialization of VARUBI, further development and potential commercialization of our other product candidates, including any license payments or milestone obligations that may arise, required costs relating to our research collaborations, and cash interest obligations related to our Convertible Notes.  We may also need additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the Convertible Notes at maturity or, at our election, upon conversion.  Our balance of cash and cash equivalents as of September 30, 2016, and the cash we expect to generate from sales of VARUBI, are expected to be sufficient to meet our existing cash flow requirements and fund our existing operations at their currently planned levels through at least the twelve months following the filing of this Quarterly Report on Form 10-Q.

Unless and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity or debt offerings, and we may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available on reasonable terms, if at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates and/or other areas of our business.  Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and Convertible Notes and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

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

•

the attainment of milestones and our obligations to make milestone payments, royalty payments, or both to OPKO, Merck, or AnaptysBio or to any other current or future product candidate licensor, if any, under our in-licensing agreements;

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

Contractual Obligations and Commitments

Other than the amendment to our lease of office space described in Note 10, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In addition to distribution agreements with our Customers, we have entered into direct and indirect arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of VARUBI.  We have determined that we do not yet meet the criteria for revenue recognition for shipments of VARUBI at the time of shipment to our specialty pharmacy and specialty distributor customers.  For shipments of VARUBI from specialty distributors and specialty pharmacies to providers and patients through September 30, 2016, allowances for rebates, chargebacks, discounts, co-pay assistance and other deductions are known or are estimable because they are based on the actual invoice information, claims data, or other market information and analyses. As a result, we have concluded that we can recognize revenue related to such shipments.  For units that remained in distribution channel inventories as of September 30, 2016, we continue to conclude that we cannot yet reasonably make certain estimates necessary to recognize revenue on such shipments.

During the three and nine months ended September 30, 2016, we recognized $2.8 million and $4.4 million, respectively, in net product revenues related to VARUBI sales through the specialty pharmacy and specialty distributor channels.

Payments received from Customers in advance of recognition of revenue are recorded as deferred revenue by the Company net of payments made to Customers, providers and payers.

For those quantities shipped to Customers for which revenue has not been recognized, the cost of the related units has been accounted for within “Other current assets” in the condensed consolidated balance sheets, and will be recorded to cost of sales upon recognition of the related product revenue.  We will assess the recoverability of these costs on a quarterly basis.  We will continue to evaluate the criteria for revenue recognition in future periods to determine if and when we have met these criteria with respect to any previously deferred product revenues.

The following table presents an analysis of product sales allowances and accruals for the nine months ended September 30, 2016 (in thousands):

		Governmental
	Chargebacks,	and Other
	Discounts and	Rebates and
	Fees	Fees	Returns	Total
Balance at December 31, 2015	$-	$-	$-	$-
Provision related to current period sales	2,121	687	12	2,820
Adjustment related to prior period sales	-	-	-	-
Credits or payments made	(1,773)	(396)	-	(2,169)
Balance at September 30, 2016	$348	$291	$12	$651

Total gross product sales				$7,228

Total provision for product sales allowances and accruals as a percentage of total gross product sales				39%

Allowances and accruals are comprised of direct and indirect fees, discounts and rebates.  Direct fees, certain discounts and rebates are contractual fees and price adjustments payable to specialty distributors and specialty pharmacies that purchase products directly from us.  Indirect fees, discounts and rebates are contractual price adjustments payable to healthcare providers and organizations, such as physicians, clinics, hospitals, and group purchasing organizations that purchase products from specialty distributors and specialty pharmacies. Indirect rebates also include amounts owed to health insurance providers and pharmacy benefit managers.  Both types of allowances are based on definitive contractual agreements or legal requirements (such as Medicaid) related to the purchase and/or utilization of the product by these entities.  In accordance with guidance related to accounting for fees and consideration given by a vendor to a customer (including a reseller of a vendor’s products), these fees, discounts and rebates are presumed to be a reduction of the selling price of our product.  Allowances are recorded in the same period that the related product revenue is recognized and are estimated using either historical, actual and/or other data, including estimated patient usage, customer buying patterns, applicable contractual rebate rates, and contract performance by the benefit providers.  Reserve estimates are evaluated quarterly and may require adjustments to better align estimates with actual results.  As part of this evaluation, we review changes to federal legislation, changes to rebate contracts, changes in the level of discounts, and changes in product sales trends.  Although allowances are accrued at the time of product sale, certain rebates are typically paid out, on average, up to nine months or longer after the related sale.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $647.3 million and $230.1 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the three months ended September 30, 2016.

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

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	November 4, 2016

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	November 4, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Collaboration, Development and License Agreement, dated September 28, 2016, by and between the Company and Zai Lab (Shanghai) Co., Ltd.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential Treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.