Form 10-K
period 2016-12-31
TESARO, Inc.
filed 2017-02-28
CIK 1491576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 001-35587

TESARO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-2249687
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 Winter Street
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2016 was approximately $2,451,342,540 based on the closing price of $84.05 of the Common Stock of the registrant as reported on the NASDAQ Global Select Market on such date.  As of February 24, 2017, there were 53,626,219 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TESARO, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Examples of forward looking statements contained in this report include statements regarding the following: our commercialization plans for rolapitant, including the progress of the commercial launch of VARUBI® (the oral formulation) in the U.S., and the potential timing of launches of the intravenous, or IV, formulation in the U.S. and of the oral formulation in Europe; our commercialization plans for niraparib, including the potential timing of launches in the U.S. and in Europe; our intent to in-license or acquire additional product candidates; our expectations regarding product revenues and license, collaboration and other revenues; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our rolapitant IV, niraparib, TSR-042, TSR-022 and TSR-033 programs; our expected gross-to-net adjustment range for VARUBI; our expectations regarding our discovery and development plans for immunotherapy antibodies, including the expected timing; our anticipated milestone and royalty payment obligations; our expectation that we will continue to incur significant expenses, including increases in our selling, general and administrative expenses, and that our operating losses and negative cash flows may continue, and possibly increase, for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

Forward-looking statements are not guarantees of future performance.  Actual future results, performance, achievements or the timing of certain events may differ significantly from those expressed or implied by the forward-looking statements.  Risks and uncertainties involved in the forward-looking statements include, among others, the uncertainties inherent in the development or launch of any new pharmaceutical product, the execution and completion of clinical trials, the timing and availability of data from clinical trials, uncertainties regarding ongoing discussions with and actions by regulatory authorities, patient accrual rates for clinical trials, manufacturing and supply risks, risks related to intellectual property, risks related to competition, and other matters that could affect the timing of data, the potential regulatory approval or the commercial availability or viability of the Company’s product candidates or the success of any product.  Forward-looking statements contained in this Annual Report on Form 10-K should be considered in light of these factors and the factors discussed elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors”.  You should read carefully the factors described in the “Risk Factors” section to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.  You are also advised to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our website.

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

ITEM 1. BUSINESS

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We were founded in March 2010 and have in-licensed and are developing oncology-related product candidates, including rolapitant, niraparib, and the product candidates under our immuno-oncology platform.

On September 1, 2015, our first commercial product, VARUBI®, which is the oral formulation of rolapitant, was approved by the U.S. Food and Drug Administration, or FDA, for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  We commenced shipments of VARUBI to distributors during the fourth quarter of 2015.

A summary description of our current products and product candidates is as follows:

•

Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, is approved for commercialization in the United States, and we are developing an IV formulation of rolapitant.  We submitted a new drug application, or NDA, for rolapitant IV to the FDA in March 2016.  In January 2017, the FDA issued a Complete Response Letter requesting additional information regarding the in vitro release method utilized to characterize the drug product and demonstrate comparability of drug product produced by our two proposed commercial manufacturers of rolapitant IV that were included in the NDA.  We will need to provide the additional requested information to the FDA in the form of a resubmission of the NDA, which the FDA will need to deem acceptable, in order for the NDA to be approved and for us to be allowed to market and sell rolapitant IV in the U.S.  We also submitted a Marketing Authorization Application, or MAA, for oral rolapitant to the European Medicines Agency, or EMA, in March 2016.  In February 2017, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, rendered a positive opinion for our MAA for oral rolapitant, for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic chemotherapy in adults.

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  We have several ongoing clinical trials evaluating niraparib for the treatment of ovarian or breast cancers, and we expect to initiate dosing in further clinical trials of niraparib during 2017.  We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.  Based on research related to PARP inhibitors generally, we believe niraparib may also be active in the treatment of several other tumor types.  In June 2016, we announced that the Phase 3 NOVA trial of niraparib successfully achieved its primary endpoint, demonstrating that niraparib significantly prolonged progression-free survival, or PFS, compared to control among patients with recurrent ovarian cancer.  We submitted an MAA for niraparib in October 2016, which the EMA has accepted for review.  We also submitted an NDA for niraparib in October 2016, for which the FDA has granted a priority review designation with a target Prescription Drug User Fee Act, or PDUFA, action date of June 30, 2017.

•

Immuno-Oncology Platform:  In March 2014, we added immuno-oncology programs to our portfolio of product candidates by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets.  We initiated a Phase 1, dose escalation study in March 2016 for our first immuno-oncology antibody, TSR-042, which targets PD-1.  In July 2016, we commenced the dosing of the first patient in a Phase 1, dose escalation study for our second immuno-oncology antibody, TSR-022, which targets TIM-3.  We have commenced pre-clinical research for our antibody candidate targeting LAG-3, TSR-033, and expect to initiate a Phase 1 study in 2017.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3, and LAG-3, and certain bi-specific antibody product candidates. In addition, we are evaluating our immuno-oncology anti-tumor agents, including TSR-042, in preclinical combination studies with niraparib and other anti-tumor agents.

In February 2016, we entered into an exclusive collaboration with the Institute for Applied Cancer Science at The University of Texas MD Anderson Cancer Center, or MDACC, to discover and develop small molecule product candidates against undisclosed immuno-oncology targets.  Under the terms of the agreement, we will receive exclusive worldwide rights to develop and commercialize any small molecule product candidates that result from this collaboration.  MDACC will be responsible for conducting research activities aimed at identifying clinical candidates with defined characteristics targeting certain immuno-oncology targets.  We will fund research, development, and commercialization expenses for this collaboration.

In addition to potential candidates arising from our agreements with AnaptysBio and MDACC, we intend to continue to leverage the experience and competencies of our senior management team to identify, acquire, develop and commercialize cancer therapeutics, including those that are potentially safer and more effective than existing treatments.

Upon successful development and regulatory approval of any of our product candidates, we intend to pursue commercialization of them in key product markets.  At this time, we intend to focus on commercializing our products directly in North America and Europe, and in partnership with established companies in other key markets.  In addition to developing commercial capabilities within these geographic areas, we intend to establish a network of licensees and distributors for our products in other geographic areas.

Since our founding, we have relied on private and public financing sources to fund our operations.  As of December 31, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $785.9 million.  During the year ended December 31, 2016, we raised a total of $838.1 million in net cash proceeds from private placements of common stock and follow-on public offerings of common stock.

Our common stock trades on the NASDAQ Global Select Market, or NASDAQ, under the trading symbol “TSRO.”

Our Strategy

Our strategy is to leverage the experience and competencies of our management team to identify, acquire and develop promising drug candidates and to commercialize cancer therapeutics that are potentially safer and more effective than existing treatments.

The key components of our strategy are:

•      Continue the Clinical Development of and Successfully Commercialize Niraparib for the Treatment of Cancers that are Susceptible to PARP Inhibition. We have submitted an NDA and an MAA for niraparib for the treatment of patients with recurrent ovarian cancer, based on the results of the NOVA Phase 3 clinical study.  The PDUFA action date is June 30, 2017.  We have initiated commercial preparations in support of the potential launch of niraparib, pending regulatory approvals that we anticipate in the U.S. in the first half of 2017 and in Europe in the second half of 2017.  In April 2015, we commenced the QUADRA Phase 2 clinical trial evaluating niraparib as a therapy for patients with ovarian cancer who have received three or four regimens of therapy.  We also commenced the PRIMA Phase 3 clinical trial of niraparib as a maintenance treatment in ovarian cancer patients following response to first-line platinum-based chemotherapy, in August 2016.  We are also evaluating niraparib in breast cancer patients with germline BRCA mutations in the BRAVO Phase 3 clinical trial, which we commenced in April 2014.  In May 2015, we entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck & Co., Inc., or Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  This trial, referred to as TOPACIO, initiated dosing in April 2016.  We also are collaborating with the Nordic Society of Gynecologic Oncology, or NSGO (in collaboration with the European Network for Gynaecological Oncological Trial groups, or ENGOT) in their trial evaluating niraparib plus bevacizumab in ovarian cancer patients in a Phase 1/2 trial referred to as the AVANOVA trial.  Based on research related to PARP inhibitors generally, we believe niraparib also may be active in the treatment of several other tumor types and we intend to initiate dosing in further clinical trials during 2017.  As further described below, we are also evaluating niraparib in preclinical pharmacology studies in combination with our immuno-oncology anti-tumor agents.

•      Successfully Commercialize Rolapitant for the Prevention of CINV.  On September 1, 2015, our first commercial product, VARUBI, was approved by the FDA, for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy.  We launched VARUBI in November 2015.  Our rolapitant program also includes the development of an IV formulation, for which we submitted an NDA to the FDA in March 2016.  We also submitted an MAA for oral rolapitant to the EMA in March 2016.  Pending regulatory approvals, we intend to launch rolapitant IV in the U.S., and oral rolapitant in Europe, in the second half of 2017.  We intend to establish rolapitant as part of the standard of care for the prevention of CINV in patients who, consistent with established treatment guidelines, could benefit from an NK-1 receptor antagonist, in addition to treatment with a 5-HT3 receptor antagonist plus a corticosteroid.

•      Identify and Advance Potential Antibody Product Candidates Under Our Collaboration and Exclusive License Agreement with AnaptysBio.  Under our collaboration and exclusive license agreement with AnaptysBio, we received exclusive rights to products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of antibodies targeting certain immune checkpoint proteins.  Specifically, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3 and LAG-3, and certain bi-specific antibody product candidates.  We initiated dosing in a Phase 1 clinical trial for TSR-042, our lead anti-PD-1 compound, in March 2016.  We initiated dosing in a Phase 1 clinical trial for TSR-022, our lead anti-TIM-3 compound, in July 2016.  We commenced pre-clinical research for TSR-033, our lead anti-LAG-3 compound, in September 2016.  We have also selected a bi-specific antibody to PD-1 and LAG-3 as a potential lead clinical candidate.  In addition, we are evaluating our immuno-oncology anti-tumor agents, including TSR-042, in preclinical combination studies with niraparib and other anti-tumor agents.  We believe that these therapeutic antibodies could form the basis of a strategic platform that will potentially enable us to develop novel monotherapy and combination-based approaches with immuno-oncology, including combinations of immuno-oncology agents and other anti-cancer agents in a variety of indications.  Specifically, we believe this platform will enable us to initiate clinical development in new tumor indications not addressed with our current product candidates, and to study combination approaches in the clinic, potentially both with our existing product candidates and new candidates that we either in-license or access through collaborative transactions with others.

•      In-license or Acquire Additional Product Candidates to Create a Balanced Product Portfolio.  We intend to in-license or acquire additional product candidates across various stages of development.  We do not have, nor do we intend to build, our own drug discovery capabilities.  We intend to focus on product candidates that we believe are differentiated from existing cancer therapeutics and that have well-defined, and potentially expeditious, clinical and regulatory pathways.  We believe that our ability to execute on this strategy is due in part to our founding senior management team’s experience with in-licensing and acquiring cancer therapeutics and oncology supportive care products on advantageous terms, and their prior success in developing and obtaining regulatory approval for these compounds and developing markets for and commercializing these products.  Our objective is to build a portfolio of cancer therapeutics that is balanced by stage of development, resource requirements and development risk.

•      Build Global Capabilities to Maximize the Value of Our Product Candidates.  We have obtained exclusive worldwide rights to all of our current product candidates (rolapitant, niraparib, and any future product candidates that may result from our collaborations with AnaptysBio and MDACC).  We intend to develop and commercialize our product candidates globally, and potentially in collaboration with other companies.  We will also seek to acquire global rights for product candidates we acquire or in-license in the future.

Although our strategy focuses on in-licensing, developing and commercializing cancer therapeutics, we also may collaborate with other companies with regard to selected indications for our in-licensed product candidates.  For example, we have entered into a collaboration and license agreement with Janssen Biotech, Inc., or Janssen, under which we granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide (except Japan).  We may also collaborate with other companies regarding the rights to certain product candidates for specific geographies, such as with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, and Zai Lab (Shanghai) Co., Ltd., or Zai Lab.

Overview of the Market for Cancer Therapeutics and Oncology Supportive Care Products

Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells.  In January 2017, the American Cancer Society projected that there will be an estimated 1,688,780 new cancer cases diagnosed and 600,920 cancer deaths in the United States in 2017.  Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy, targeted therapy and immunotherapy.  The IMS Institute for Healthcare Informatics reported in 2016 that total global spending on oncology medicines, including therapeutic treatments and supportive care, reached the $107 billion threshold in 2015.

Many marketed products and product candidates for treating cancer patients that are currently being developed by biopharmaceutical companies are cytotoxic chemotherapies that exert their anti-tumor effect on cancer generally through nonspecific damage to cellular components with the goal of causing cancer cell malfunction and cell death.  Other products and product candidates alter cell metabolism or internal repair mechanisms leading to the demise of the cancer cell.  More recently, targeted anti-cancer agents have been designed by scientists to inhibit the action of specific molecules within cancer cells that are driving the aberrant growth responsible for tumor development.  Some of these targeted agents are developed in conjunction with companion diagnostic tests that are used by clinicians to determine if a patient’s cancerous tumor contains these specific molecules and is, therefore, more likely to respond to a particular targeted therapy.  Recent advances in cancer immunology have led to the development and availability of effective immunotherapies for the treatment of certain cancers.  For our current cancer therapeutics, we believe we have acquired product candidates where diagnostics or specific clinical criteria will allow us to identify cancer patients who will be more likely to respond to the therapeutic.  In the future, our preference will be to in-license or acquire cancer therapeutics that can be developed in a targeted patient population enriched for those who may respond to the drug candidate.  We expect that the characteristics of these compounds will permit us to design clinical trials that, if successful, may allow us to achieve clinical outcomes that will support regulatory approval for targeted patient groups and reimbursement by healthcare payors due to attractive risk/benefit metrics in the targeted population.

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

Treatment centers (such as hospitals and community cancer centers) and the healthcare professionals who treat cancer patients (physicians, nurse practitioners, physician assistants, nurses and pharmacists) utilize various combinations of cancer therapeutics and oncology supportive care products to extend and improve the quality of life of these patients.  Our strategy is aligned with these trends in cancer care; that is, to acquire, in-license and develop product candidates and to commercialize products that selectively treat cancers and those that address the side effects from such treatments.

Our Current Marketed Product

VARUBI is a substance P/NK-1 receptor antagonist marketed in oral formulation in the United States for use in combination with other antiemetic agents in adults for the prevention of delayed (24 to 120 hours after chemotherapy administration) nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  VARUBI received FDA approval on September 1, 2015, and we commenced shipments of VARUBI in November 2015.  The National Comprehensive Cancer Network, or NCCN®, has added VARUBI to the NCCN Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, Antiemesis Version 2.2015 as a recommended option, in combination with other antiemetic agents, for patients receiving both high emetic risk intravenous chemotherapy, or HEC, and moderate emetic risk intravenous chemotherapy, or MEC.  Category 1, the highest level category of evidence and consensus, was granted to VARUBI for both HEC and MEC.  VARUBI is available to patients receiving emetogenic chemotherapy in hospitals and community cancer centers.

We obtained the exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant from OPKO Health, Inc., or OPKO, in December 2010.  OPKO had acquired certain NK-1 receptor related assets, including rolapitant, in 2010 from Schering-Plough Corporation, or Schering-Plough, as part of a U.S. Federal Trade Commission, or FTC, requirement to divest certain assets in connection with Schering-Plough’s combination with Merck.  We are also developing an IV formulation of rolapitant, for which we submitted an NDA to the FDA in March 2016.  In January 2017, the FDA issued us a Complete Response Letter with respect to the NDA.  In the Complete Response Letter, the FDA requested additional information regarding the in vitro release method utilized to characterize the drug product and demonstrate comparability of drug product produced at our two proposed commercial manufacturers for rolapitant IV that were included in the NDA.  We will need to provide the additional requested information to the FDA in the form of a resubmission of the NDA, which the FDA will need to deem acceptable, in order for the NDA to be approved and for us to be allowed to market and sell rolapitant IV in the U.S.

Market research suggests physicians are not currently utilizing NK-1 receptor antagonists in many situations where practice guidelines recommend their use.  We believe the U.S. market could expand based upon our sales and marketing activities intended to heighten awareness of the underutilization of NK-1 receptor antagonists for accepted uses, as well as the commercial activities of other companies marketing NK-1 receptor antagonists.  Overall trends in the market, growing awareness of supportive care issues and the implementation of guidelines for patient care, including the prevention of CINV, that are developed and published by oncology organizations, may also lead to greater use of NK-1 receptor antagonists.

Our Product Candidates

Our in-licensed product candidates and our immuno-oncology platform are consistent with our strategy to develop and commercialize cancer therapeutics and oncology supportive care products.  The following table summarizes the status of these product candidates.

Rolapitant—Intravenous Formulation

We are developing a single dose IV formulation of rolapitant to address what we believe is the market need for this dosage form.  We believe this formulation will provide physicians with an additional route of administering rolapitant, while also alleviating certain concerns associated with payor pre-approval, logistics and pharmacy availability that are sometimes associated with oral formulations of drugs utilized by cancer patients.  We selected a single intravenous dose of 185mg for development and successfully completed a study comparing the exposure of rolapitant IV and oral rolapitant, as well as a clinical study evaluating the safety of rolapitant IV to support an NDA submission.  We submitted an NDA to the FDA in March 2016 for the IV formulation of rolapitant, which relies heavily on, and references data in, our NDA submission for oral rolapitant.  As described elsewhere in this Annual Report on Form 10-K, we received a Complete Response Letter in January 2017.

Niraparib—Poly (ADP-ribose) Polymerase (PARP) Inhibitor

Overview

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  Niraparib has demonstrated promising results in clinical trials in advanced cancer patients.  In a Phase 1 trial, a maximum tolerated dose of 300mg of niraparib was determined, and anti-tumor activity in BRCA-deficient cancers was observed.  BRCA1 and BRCA2 belong to a class of human genes, the mutation of which has been linked to certain types of cancers, including breast, ovarian and lung.  PARP is a family of proteins involved in many functions in a cell, including DNA repair, gene expression, cell cycle control, intracellular trafficking and energy metabolism.  Results to date for clinical trials of PARP inhibitors indicate anti-cancer activity, which is particularly noteworthy in patients with germline BRCA mutations.  In addition, published scientific literature indicates that patients with platinum sensitive high-grade serous ovarian cancer who do not have germline BRCA1 or BRCA2 mutations may also experience clinical benefit from treatment with a PARP inhibitor.

Background on PARP Inhibitors

One well-studied area of PARP activity relates to DNA repair.  DNA contains genetic instructions used in the development and functioning of most known living organisms.  DNA can be damaged by many types of mutagens, including oxidizing agents, alkylating agents, ultraviolet light and X-rays.  An important property of DNA is that it can replicate, or make copies of itself.  This is critical when cells divide because each new cell needs to have an exact copy of the DNA present in the old cell.  It is also critical to the integrity and survival of cells that DNA damage can be repaired.  Cells have evolved multiple mechanisms to enable such DNA repair, and these mechanisms are complementary to each other, each driving repair of specific types of DNA damage.  If a cell’s DNA damage repair system is overpowered, then the cell is programmed to die.

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

Key Characteristics of Niraparib

Niraparib is an investigational, orally active and potent PARP inhibitor that we believe has certain desirable characteristics.  Nonclinical and clinical data suggest that niraparib may have advantages as a treatment for certain cancers, including:

•niraparib concentrates in the tumor to deliver potent inhibition of PARP and demonstrated tumor growth inhibition in tumor models;

•favorable pharmacokinetic properties in humans;

•reduction of PARP activity in human subjects;

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

Niraparib Clinical Development

In October 2016, we presented Phase 3 data from our NOVA trial at the annual congress of the European Society for Medical Oncology.  We have commenced the following clinical trials of niraparib:

•

NOVA:  The NOVA trial was an international, randomized, double-blind, multi-center trial that assessed the effectiveness of niraparib compared with placebo to delay progression following a platinum containing chemotherapy regimen.  Patients enrolled into one of two independent cohorts based on germline BRCA mutation, or gBRCAmut, status.  Within each cohort, patients were randomized 2:1 to receive niraparib or placebo, and were continuously treated with placebo or 300mg of niraparib until progression.  The primary endpoint of this study was progression free survival, or PFS.  Secondary endpoints included patient-reported outcomes, chemotherapy free interval length, and overall survival.  This trial successfully achieved its primary endpoint in both cohorts, showing that niraparib treatment significantly prolonged PFS compared to control in patients who were gBRCAmut carriers and in patients who were non-gBRCAmut carriers. In addition, within the non-gBRCAmut cohort, niraparib treatment significantly prolonged PFS compared to control for the prospectively defined patient population with tumors deficient in homologous recombination as determined by the Myriad Genetics, Inc., or Myriad, myChoice® HRD test. A high proportion of patients in both treatment groups in both cohorts had received three or four prior lines of chemotherapy. The most common treatment-emergent grade 3/4 adverse events in the niraparib arm of the NOVA study were thrombocytopenia, anemia, and neutropenia.

•

BRAVO:  The first patient was dosed in this trial in April 2014.  The BRAVO trial is an international, randomized, multi-center trial that assesses the effectiveness of niraparib compared with physician’s choice of either eribulin, capecitabine, vinorelbine or gemcitabine to delay progression in metastatic breast cancer patients who have germline BRCA mutations.  The primary endpoint of this trial is progression free survival and the key secondary endpoint of this trial is overall survival.  We expect to report data from this trial in the second half of 2017.

•

QUADRA:  In March 2015, we commenced a potential registration trial of niraparib for the treatment of patients with ovarian cancer who have received three or four regimens of therapy.  The first patient was dosed in this trial in April 2015.  QUADRA is a single arm, open label study.  Endpoints include objective response rate and duration of response in patients with gBRCA mutations or homologous recombination deficiency, or HRD, tumors. We expect to report data from this trial in the second half of 2017.

•

PRIMA:  We initiated dosing in a Phase 3 clinical trial of niraparib in the first-line maintenance setting in ovarian cancer patients in August 2016.  This study includes patients who have responded to first-line platinum chemotherapy.  Patients will be randomized 2:1 to receive niraparib or placebo.  The endpoints for this study include progression free survival, progression free survival in subsequent therapy and overall survival and safety.  We expect enrollment in this trial to continue during 2017.

We are also collaborating on the following niraparib studies:

•	AVANOVA: In November 2014, we began collaborating with NSGO (in collaboration with ENGOT) in their trial evaluating niraparib plus bevacizumab in ovarian cancer patients in a Phase 1/2 trial.

•

TOPACIO: In May 2015, we entered into a research agreement with Merck to perform a Phase 2 trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA in patients with triple negative breast cancer and patients with ovarian cancer.  We initiated dosing in this trial in April 2016.

Immuno-Oncology Platform

Background on Immuno-Oncology Platform

Antibodies to immune checkpoint receptors have demonstrated promise in the treatment of tumors, including metastatic melanoma, renal cell carcinoma and non-small cell lung cancer, or NSCLC.  Although the normal function of immune checkpoint receptors is to maintain immune homeostasis, they are co-opted by certain tumors to evade immune surveillance.  PD-1, TIM-3 and LAG-3 are each checkpoint regulators that modulate the function of the immune system via different mechanisms and, when activated and interacting with their respective ligands, may limit the ability of the immune system to respond effectively to tumors.  By blocking the interaction of PD-1, TIM-3 and LAG-3 with their respective ligands, antibodies targeting these checkpoint regulators aim to restore immune anti-cancer function in patients across a variety of tumor types.  We believe that therapeutic antibodies selected from our collaboration with AnaptysBio could form the basis of a strategic platform that will potentially enable us to develop novel monotherapy and combination-based approaches with immuno-oncology and other anti-cancer agents in a variety of new tumor indications, not addressed with our current product candidates, and to study combination approaches in the clinic, both with our existing product candidates and potentially with new candidates we either in-license or access through collaborative transactions with others.  As further discussed below, antibody candidates from these programs entered clinical trials in 2016.

Anti-PD-1 Antibodies

Programmed cell death protein 1 (PD-1, CD279) is a well-validated target for tumor immunotherapy.  PD-1 operates as a negative regulator of T-cell function and interacts with two ligands, PD-L1 and PD-L2.  Many tumor types up-regulate PD-L1 on the cell surface as a means of modulating the host immune system and avoiding anti-tumor responses.  Antibodies to

PD-1 have now been studied in a number of clinical trials in several tumor types.  Anti-tumor responses of long duration have been noted, which may be further promoted through combination therapy with additional immuno-regulatory therapeutics.  These agents are now approved in multiple tumor types including, but not limited to, melanoma, NSCLC, bladder and renal carcinoma.

We have selected a lead monospecific antibody for the PD-1 program, TSR-042, to which we have exclusive rights.  We commenced a Phase 1 clinical trial of TSR-042 in March 2016.  In addition, we are evaluating our immuno-oncology anti-tumor agents, including TSR-042, in preclinical combination studies with niraparib and will potentially do so with other anti-tumor agents.

Anti-TIM-3 Antibodies

T-cell immunoglobulin domain and mucin domain-3 (TIM-3), initially identified on activated Th1 cells, has been shown to be a negative regulator of the immune response.  Blockade of TIM-3 promotes T-cell mediated anti-tumor immunity and has anti-tumor activity in a range of mouse tumor models.  Combinations of TIM-3 blockade with other immunotherapeutic agents such as TSR-042 (our lead anti-PD-1 antibody), anti-CD137 antibodies and others, can be additive or synergistic in increasing anti-tumor effects.  TIM-3 expression has been associated with a number of different tumor types, including melanoma, NSCLC and renal cancer, and additionally, expression of intratumoral TIM-3 has been shown to correlate with poor prognosis across a range of tumor types, including NSCLC, cervical, and gastric cancers.  Blockade of TIM-3 is also of interest in promoting increased immunity to a number of chronic viral diseases.  TIM-3 has also been shown to interact with a number of ligands including galectin-9, phosphatidylserine and HMGB1, although which of these, if any, are relevant in regulation of anti-tumor responses is not clear at present.

The aim of the TIM-3 program was to generate human or humanized antibodies to TIM-3 that have functional antagonist activity.  Such activity would be expected to block the negative signaling of TIM-3, enhance T-cell responses, and promote anti-tumor immune responses.  We have exclusive rights to a number of fully-human anti-TIM-3 antibodies with demonstrated functional activity that have been generated by AnaptysBio.  We have selected TSR-022 as our lead anti-TIM-3 candidate for clinical development, and we commenced a Phase 1 clinical trial of TSR-022 in July 2016.

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

The aim of the LAG-3 program was to generate human or humanized antibodies to LAG-3 that have functional antagonist activity.  Such activity would be expected to block the negative signaling of LAG-3 and promote anti-tumor immune responses.  Monospecific anti-LAG-3 antibodies were generated by AnaptysBio and from this effort, we have selected TSR-033 as our lead anti-LAG-3 candidate for clinical development.  We expect to submit an investigational new drug application, or IND, to the FDA for TSR-033 in the first half of 2017.  In addition, we have selected a bi-specific antibody to PD-1 and LAG-3 as a potential lead clinical candidate.

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

License for Niraparib

In May 2012, we entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans.  We are not currently advancing MK-2512.  Under the Merck license, we are obligated to use diligent efforts to develop and commercialize a licensed product.  In April 2016, we entered into an amendment to the license agreement with Merck in connection with the entry into our collaboration agreement with Janssen to develop and commercialize niraparib in prostate cancer patients.  Under the terms of the amendment, Merck agreed to waive or modify certain rights, including co-promotion, exclusivity, commercialization and diligence, solely with respect to products in prostate cancer developed or commercialized by Janssen.

Under the terms of the license agreement, we made an up-front payment to Merck of $7.0 million in June 2012.  We are required to make total milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  We have made milestone payments to Merck to date totaling $12.8 million.  If commercial sales of niraparib commence, we will pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis.

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

In October 2012, we also entered into two license agreements with AstraZeneca UK Limited, having aggregate up-front payments of $0.4 million.  These agreements provide us with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, we may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.

License for Immuno-Oncology Platform

In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a therapeutic antibody company.  We executed an amendment in November 2014 to add an additional bi-specific antibody product candidate.  We entered into another amendment in February 2016 to extend the term of the initial discovery period and our and AnaptysBio’s associated activities under the agreement.  Under the terms of the amended agreement, we obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies.  Specifically, we received exclusive rights to monospecific antibody product candidates targeting PD-1 (TSR-042),

TIM-3 (TSR-022) and LAG-3 (TSR-033) and certain bi-specific antibody product candidates.  Under the amended agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

Under the terms of this agreement, we made up-front, non-creditable and non-refundable cash payments of $19.0 million to AnaptysBio during 2014.  We are required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of the four development programs, we will also be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We have made $11.0 million in development milestone payments to date.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

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

The acquisition or licensing of pharmaceutical products is also very competitive, and several other companies, including more established companies, have acknowledged strategies to in-license or acquire products.  Other companies taking similar or different approaches to product acquisitions, including more established companies, may have competitive advantages.  The more established companies may have competitive advantages due to their size, cash flows and institutional experience.

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

Rolapitant Competition

In addition to VARUBI, there are currently two other commercially available branded NK-1 receptor antagonists and one commercially available generic NK-1 receptor antagonist.  Oral aprepitant and its IV pro-drug fosaprepitant, which are both known by the brand name EMEND®, are marketed by Merck.    We believe the IV formulation of EMEND accounted for a significant majority of all EMEND usage in the U.S. in 2016.  A combination of netupitant and palonosetron, which is known by the brand name AKYNZEO®, is marketed by Helsinn Healthcare, or Helsinn, as a combination of NK-1 and 5-HT3 receptor antagonists.  Helsinn introduced AKYNZEO in capsule form in October 2014, and has an IV formulation in Phase 3 development.  We are also aware that Sandoz launched a generic version of aprepitant in late 2016, which competes with oral VARUBI.

Niraparib Competition

There are currently two commercially available PARP inhibitors.  AstraZeneca Plc’s LYNPARZATM (olaparib) was approved in December 2014 by the FDA for use in ovarian cancer patients with a germline BRCA mutation who have been treated with three or more prior lines of chemotherapy, and also by the European Commission following a positive opinion by the EMA for use as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed BRCA-mutated (germline and/or somatic) high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to platinum-based chemotherapy.  Clovis Oncology, Inc.’s RUBRACATM (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies.  We believe the additional products in clinical development targeting the PARP pathway consist of: Pfizer’s talazoparib (MDV3800) and AbbVie’s ABT-888 (veliparib), both currently in Phase 3 clinical trials; Eisai, Inc.’s E-7016 and E-7449, currently in Phase 2 and Phase 1/2 clinical trials, respectively; and AbbVie’s ABT-767, BeiGene/EMD Serono (Merck KGaA)’s BGB-290, Checkpoint Therapeutics’ CK-102 (formerly CEP-9722) and Hengrui’s fluzoparib, each currently in Phase 1 clinical trials.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EMA, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.

Immuno-Oncology Competition

We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our immuno-oncology programs.  There are currently two anti-PD-1 antibody products being marketed.  In 2014, Bristol-Myers Squibb received approval for OPDIVO® (nivolumab) and Merck received approval for KEYTRUDA® (pembrolizumab) for injection, for use by patients with melanoma who have progressed on YERVOY® (ipilimumab).  KEYTRUDA and OPDIVO have also been approved for the treatment of non-small cell lung cancers.  KEYTRUDA is also indicated for patients with PD-L1 high expressing non-small cell lung cancer who have not been previously treated, and previously treated squamous cell head and neck cancer.  Additional approvals for OPDIVO include previously treated renal cancer, previously treated classical Hodgkin Lymphoma, and previously treated squamous cell head and neck cancer.  In 2016, the FDA approved Roche’s anti-PD-L1 antibody TECENTRIQ (atezolizumab) in both previously treated bladder cancer and non-small cell lung cancer.  We are aware of several companies that are developing or co-developing anti-PDL-1 and/or anti-PD-1 modulators for various indications, including Pfizer, Roche, Medimmune (AstraZeneca), EMD Serono (Merck KGaA), Novartis, Eli Lilly, Hengrui/Incyte, Boehringer Ingelheim, BeiGene and Regeneron/Sanofi.

There are currently no anti-TIM-3 antibody products or anti-LAG-3 antibody products being marketed.  We are aware that one company, Novartis, has an anti-TIM-3 modulator antibody in Phase 1/2 clinical development for various indications.  We are also aware of several companies that have anti-LAG-3 modulators in development for various indications, including Bristol-Myers Squibb, which has an anti-LAG-3 antibody in Phase 2 clinical development, Novartis, which has an anti-LAG-3 antibody that is in Phase 1/2 clinical development, and Merck and Regeneron Pharmaceuticals, each of which has an anti-LAG-3 antibody in Phase 1 clinical development.  We are also aware of several other companies with immuno-oncology antibodies or programs in the preclinical or research phase.

For more information on the market for cancer therapeutics and oncology supportive care products, our competitors and the products that may compete with our product candidates, see “—Overview of the Market for Cancer Therapeutics and Oncology Supportive Care Products”, “—Our Current Marketed Product”, “—Our Product Candidates—Rolapitant—Intravenous Formulation”, “—Our Product Candidates—Niraparib—Poly (ADP-ribose) Polymerase (PARP) Inhibitor” and “—Our Product Candidates— Immuno-Oncology Platform.”

Commercial Operations

Our U.S.-based commercial operations team, hired primarily in 2015 and expanded during 2016, consists of approximately 120 employees.  Our European commercial operations, established in 2016, consists of approximately 20 employees in six countries including those at our international headquarters office in Zug, Switzerland.  The commercial infrastructure includes a targeted, oncology sales force to establish relationships with a focused group of oncologists, oncology nurses and pharmacists.  Personnel in sales management, internal sales training, sales operations, marketing, marketing operations and distribution support the sales force.  Additionally, the sales, marketing and market access teams manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, and government accounts.  To further develop our commercial infrastructure in the event that any other product candidates receive regulatory approval, we expect to invest significant financial and management resources, much of which will be committed at the risk that any such product candidate may not be approved by any regulatory agency.

Government Regulation

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies.  The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and the Public Health Service Act, or PHSA, and their implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products and product candidates.  Although the discussion below focuses on regulation in the United States, we are also beginning to seek approval for, and anticipate marketing, our products in other countries.  Generally, our activities in other countries will be subject to regulation that, although similar in nature and scope in some respects to that imposed in the United States, includes important differences.  Additionally, some significant aspects of regulation in the European Union, or the EU, are addressed in a centralized way through the EMA and the European Commission, but the specific regulation of EU Member States remains essential in many respects for certain types of authorization processes, pricing and reimbursement and promotional activities.

Development and Approval

Under the FDC Act, FDA approval of an NDA is required before any new drug can be marketed in the United States.  Under the PHSA, FDA licensure of a biologics license application, or BLA, is required before a biologic can be marketed in the United States.  NDAs and BLAs require extensive studies and submission of a large amount of data by the applicant.

Preclinical Testing.  Before testing any compound in human subjects in the United States, a company must generate extensive preclinical data.  Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product.  Animal studies must be performed in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

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

Clinical Trials.  Clinical trials involve the administration of the drug to healthy human volunteers or to patients, under the supervision of a qualified investigator.  The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected.  Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated.  Each protocol is reviewed by the FDA as part of the IND.  In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an institutional review board, or IRB.  Companies sponsoring the clinical trials, investigators, and IRBs also must comply with applicable regulations and guidelines for obtaining informed consent from the study subjects, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events.  Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States.  Data from a foreign study not conducted under an IND may be submitted in support of an NDA or BLA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

FDA performance goals generally provide for action on an application within 12 months of submission, but that deadline is extended in certain circumstances.  Moreover, the review process is often significantly extended by FDA requests for additional information or clarification.  The FDA also has programs intended to expedite the development and review of new drugs intended to address unmet medical needs for serious or life-threatening conditions.  Through priority review designation, for example, the FDA can expedite the target action date to eight months from application submission, if the agency finds that a drug is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness.  Another example is fast-track designation, which the FDA may grant to a drug that is intended to treat a serious condition and that demonstrates the potential to address an unmet medical need.  Under the fast track program, the FDA allows a sponsor to submit completed portions of an NDA on a rolling basis, rather than requiring the entire application to be submitted before review begins.  Product candidates with fast-track designation also may be eligible for more frequent meetings or correspondence with the agency during the development process.

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

Advertising and Promotion.  The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs and biologics through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.  A product cannot be commercially promoted before it is approved.  After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA.  Healthcare providers are permitted to prescribe drugs and biologics for “off-label” uses—that is, uses not approved by the FDA and therefore not described in the product’s labeling—because the FDA does not regulate the practice of medicine.  However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses.  Broadly speaking, a manufacturer may not promote a drug or biologic for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use.  Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of Inspector General of the Department of Health and Human Services, as well as state authorities.  This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug or biological products.

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

RLD Patents.  An NDA sponsor must identify to the FDA patents that claim the drug substance or drug product or a method of using the drug.  When the drug is approved, those patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book.  The sponsor of an ANDA or 505(b)(2) application seeking to rely on an approved product as the RLD must make one of several certifications regarding each listed patent.  A “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product.  A “Paragraph IV” certification is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product.

Regulatory Exclusivities.  The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA or 505(b)(2) application.  If a product is a “new chemical entity,” or NCE—generally meaning that the active moiety has never before been approved in any drug—there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety.  An ANDA or 505(b)(2) application may be submitted after four years, however, if its sponsor makes a Paragraph IV certification.

A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains new clinical data, derived from studies conducted by or for the sponsor, that were necessary for approval.  In that instance, the exclusivity period does not preclude filing or review of the ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD.  Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.  For example, if an NDA is submitted for a product that is not an NCE, but that seeks approval for a new indication, and clinical data were required to demonstrate the safety or effectiveness of the product for that use, the FDA could not approve an ANDA or 505(b)(2) application for another product with that active moiety for that use.

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed.  If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier.  If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval.  The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.  At present, rolapitant is an NCE with five-year NCE exclusivity and, if approved, niraparib will qualify for five-year NCE exclusivity.

Patent Term Restoration.  A portion of the patent term lost during product development and FDA review of an NDA or BLA is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient.  The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA or BLA, plus the time between the date of submission of the NDA or BLA and the date of FDA approval of the product.  The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product.  Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval.  The U.S. Patent and Trademark Office, or the USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.  When any of our products is approved, we intend to seek patent term restoration for an applicable patent when it is appropriate.  At present, we anticipate that rolapitant and, if approved, niraparib will qualify for patent term restoration.  We have applied for patent term restoration for rolapitant.

The Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act, or BPCI Act, authorizes the FDA to license a biological product that is biosimilar to an FDA-licensed biologic through an abbreviated pathway.  The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved.  The BPCI Act provides periods of exclusivity that protect a reference product from biosimilars competition.  Under the BPCI Act, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until at least 12 years after the reference product’s approval.  Additionally, the BPCI Act establishes procedures by which the biosimilar applicant provides information about its application and product to the reference product sponsor, and by which information about potentially relevant patents may be shared and litigation over patents may proceed in advance of approval.  The BPCI Act also provides a period of exclusivity for the first biosimilar determined by the FDA to be interchangeable with the reference product.

We anticipate that the contours of the BPCI Act will continue to be defined as the statute is implemented over a period of years.  This likely will be accomplished by a variety of means, including decisions related to the statute by the relevant federal courts, FDA issuance of guidance documents, and FDA decisions in the course of considering specific applications.  The FDA has to date issued various guidance documents and other materials indicating the agency’s thinking regarding a number of issues implicated by the BPCI Act.  Additionally, the FDA’s approval of several biosimilar applications in recent years has helped define the agency’s approach to certain issues.

America Invents Act

As part of the passage of the America Invents Act in 2011, new post-grant review proceedings were added to U.S. patent law. Among these procedures are post-grant reviews and inter partes reviews, which allow any member of the public to file a petition with the USPTO seeking to review the patentability of one or more claims in an issued U.S. patent.  Post-grant review proceedings are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in Federal District Court.  In addition, the challenged patents are not accorded a presumption of validity as they are in Federal District Court.

Other Exclusivities

Pediatric Exclusivity.  Section 505A of the FDC Act provides for six months of additional exclusivity and patent protection if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.  If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months.  This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents.  The BPCI Act incorporates by reference many provisions of section 505A of the FDC Act, such that if pediatric studies for a biological product fairly respond to a written request from the FDA, are completed in a timely fashion, and otherwise comply with applicable requirements, the 12-year exclusivity period will be deemed to be 12 and a half years, and the four year period will be deemed to be four and a half years.  However, six-month pediatric exclusivity does not attach to patents for a biological product under the BPCI Act.  When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

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

21st Century Cures Act

In December 2016, the United States Congress passed the 21st Century Cures Act, or the Cures Act, which includes a number of provisions designed to speed development of innovative therapies, provide funding authorization to the National Institutes of Health, or NIH, and provide funding for certain oncology-directed research.  Because the Cures Act was enacted recently, it is difficult to know whether or how it will directly affect our business.  However, it also includes a provision which requires us to post our policies on the availability of certain expanded access programs.  In addition, the Cures Act includes provisions that may be beneficial to us in the future, including a requirement that the FDA assess and publish guidance on the use of novel clinical trial designs, the use of real world evidence in applications, the availability of summary level review for supplemental applications for certain indications, and the qualification of drug development tools.  Because these provisions allow the FDA several years to develop these policies, their effects on us, if any, could be delayed.

The Cures Act also authorizes $1.8 billion in funding for the “Cancer Moonshot” initiative.  The Cancer Moonshot initiative’s strategic goals encourage inter-agency cooperation and fund research and innovation to catalyze new scientific breakthroughs, bring new therapies to patients, and strengthen prevention and diagnosis.  This initiative aims to stimulate drug development through the creation of a public-private partnership with 20 to 30 pharmaceutical and biotechnology companies to expedite cancer researchers’ access to investigational agents and approved drugs.  This partnership is designed to permit researchers to obtain drugs and other technologies from a preapproved “formulary” list without having to negotiate with each company for individual research projects.  We will continue to monitor these developments to assess their potential impacts on our business.

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

In the EU, a marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or national procedure (single EU Member State).  In accordance with the centralized procedure, the applicant can submit a single application for marketing authorization to the EMA that will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements.  Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization that permits the marketing of a product in all 28 EU Member States and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway.  The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other medicinal products containing a new active substance for the treatment of certain diseases, and optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.  Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP).  Accelerated evaluation may be granted by the CHMP in exceptional cases.  These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest”.  Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit.  In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

A medicinal product may be granted an orphan designation in the EU if: (i) it would be used to treat or prevent a life-threatening or chronically debilitating condition and either affects no more than five in 10,000 people in the EU or for economic reasons would be unlikely to be developed without incentives; and (ii) no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition.  The application for orphan designation must be submitted to the EMA and approved prior to market authorization.  Once authorized, orphan medicinal products are entitled to ten years of market exclusivity.  During this ten-year period, with limited exceptions, neither the competent authorities of the EU Member States, the EMA, nor the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication.  However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during that period with the consent of the holder of the marketing authorization or if the manufacturer of the product is unable to supply sufficient quantities.  Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the latter product is safer, more effective or otherwise clinically superior to the original product.  The period of market exclusivity may be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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

The sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC, or the Transparency Directive.  The aim of this directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market.  The Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States.  Neither does it have any direct consequence for pricing nor reimbursement levels in individual EU Member States.  The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement levels of medicinal products for human use.  Certain individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product.  Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication.  Further, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

In 2011, Directive 2011/24/EU was adopted at the EU level.  This directive concerns the application of patients’ rights in cross-border healthcare.  This directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU.  Pursuant to this directive, a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established.  The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs.  This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.

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

Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU Member States.  The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU.  The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States.  One example is the UK Bribery Act of 2010, or the UK Bribery Act.  This act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs.  This act could have implications for our interactions with physicians in and outside the UK.  Violation of these laws could result in substantial fines and imprisonment.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we have or may obtain regulatory approval.  Sales of VARUBI and, if approved, rolapitant IV, niraparib, and any of our other product candidates, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations.  The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.  Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all FDA-approved products for a particular indication.

In order to secure coverage and reimbursement for VARUBI, rolapitant IV, niraparib, or any other product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals.  Our product candidates may not be considered medically necessary or cost-effective.  A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved.  Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

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

Our participation in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990 and under multiple subsequent amendments of that law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the ACA, requires us to pay a rebate for each unit of drug reimbursed by Medicaid.  The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price.  AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only.  In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index—Urban.  The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales.  The rebate amount is required to be recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug.  The terms of our participation in the program impose a requirement for us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due.  Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision.  The ACA and subsequent legislation also changed the definition of AMP.  In February 2016, final guidance and regulations were issued by the federal government clarifying these and certain other ACA changes and which relate to the calculation of AMP and the related rebate liability for pharmaceutical products.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012.  Subsequent legislation extended the 2% reduction, on average, to 2025.  This may cause Medicare Part D plans to seek lower prices from manufacturers.  Other legislative or regulatory cost containment provisions, as described below, could have a similar effect.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort.  Government healthcare programs and other third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.  If these payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.  The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.  Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for products such as VARUBI, rolapitant IV, niraparib, and any other product candidates that we are developing and could adversely affect our net revenues and operating results.

The marketability of VARUBI, rolapitant IV, niraparib, and any other products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.  In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing.  Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time.

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

The availability of coverage under Medicare Part D may increase demand for VARUBI and for products for which we receive marketing approval.  However, in order for the products that we market to be included on the formularies of Part D prescription drug plans, we likely will have to offer pricing that is lower than the prices we might otherwise obtain.  Changes to Medicare Part D that give plans more freedom to limit coverage or manage utilization, and/or other cost reduction initiatives in the program could decrease the coverage and price that we receive for any approved products and could seriously harm our business.

In the physician office setting, Medicare Part B generally pays for covered drugs, which would include any eventual IV formulation of rolapitant and in limited circumstances could also include the oral formulation, at a rate of 106% of the drug’s ASP.  ASP is defined by statute based on sales and price concession data, including rebates and chargebacks, for a defined period of time and manufacturers submit the required information to CMS on a quarterly basis.  Prior to the quarter in which the payment rate will go into effect, CMS calculates and publishes the ASP-based payment rate.  Under this methodology, payment rates change on a quarterly basis, and significant downward fluctuations in ASP, and therefore reimbursement rates, could negatively impact sales of a product.  Because the ASP-based payment rate is defined by statute, changes to Medicare payment methodologies generally require a legislative change.  While the statute requires Medicare Part B payments for most drugs furnished in the physician office setting to be at 106% of ASP, the statute does not have a similar requirement for hospital outpatient departments.  For that setting, the Medicare payment for many covered Part B drugs also is at 106% of ASP, provided that the product exceeds a per day cost threshold.  For those products that do not meet the threshold, as is true for many oral anti-emetic products, there is no separate payment for the drug when furnished in a hospital outpatient department.  For those products that meet the threshold, the current 106% of ASP payment rate could be changed by CMS in future years through regulations, without any intervening legislation.  The 106% of ASP payment rates for the physician office and hospital outpatient settings are subject to the 2% sequestration cuts mandated by federal statute as described above.

Further, the ACA substantially changes the way healthcare is financed by both governmental and private insurers, and contains provisions that may reduce the profitability of drug products.  The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.  The ACA expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, increased the minimum Medicaid rebate due for most innovator drugs in general from 15.1% of AMP to 23.1% of AMP, and capped the total rebate amount for innovator drugs at 100% of AMP.  The ACA and subsequent legislation also changed the definition of AMP.  CMS regulations to implement the changes to the Medicaid drug rebate program under the ACA became effective on April 1, 2016.

The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.  Each such manufacturer pays a prorated share of the branded prescription drug fee of $4.0 billion in 2017, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  The ACA also expanded the Public Health Service’s 340B drug pricing program, or the 340B program (described below), to include additional types of covered entities.  Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a number of provisions have only recently become effective.  It appears likely that the ACA will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.  Legislative changes to the ACA remain possible, and appear likely in the 115th United States Congress and under the Trump Administration.  Even if we obtain favorable coverage and reimbursement status for VARUBI, rolapitant IV, niraparib, or any other products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

We participate in the 340B program.  Federal law requires that any company that participates in the Medicaid rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B.  The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal grantees and agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992.  Under this program, the manufacturer is obligated to make products available for procurement on an FSS contract and charge a price to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Public Health Service and the Coast Guard—that is at least 24% less than the Non-Federal Average Manufacturing Price, or non-FAMP, for the prior fiscal year.  The requirements under the 340B and FSS programs could reduce the revenue we may generate from VARUBI, rolapitant IV, niraparib, and any other products that we commercialize in the future and could adversely affect our business and operating results.

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

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government.  In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product.  Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses.  Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  In addition, the ACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, including physician ownership and investment interests, and public reporting of such data.  Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

In addition, the U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity.  It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.  In many other countries, healthcare providers who prescribe pharmaceuticals are employed by government entities, and the purchasers of pharmaceuticals are government entities.  Our dealings with these prescribers and purchasers may be subject to the FCPA.

Other countries, including a number of EU Member States, have laws of similar application, including anti-bribery or anti-corruption laws such as the UK Bribery Act.  The UK Bribery Act prohibits giving, offering, or promising bribes to any person, as well as requesting, agreeing to receive, or accepting bribes from any person.  Under the UK Bribery Act, a company that carries on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person in any country by employees or other persons associated with the company in order to obtain or retain business or a business advantage for the company.  Liability under the UK Bribery Act is strict, but a defense of having in place adequate procedures designed to prevent bribery is available.

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

Our NK-1 receptor antagonist portfolio, which relates to rolapitant, consists of patent families currently being prosecuted or maintained, including applications and patents directed to compositions of matter, formulations (including oral and IV), solid forms, methods of treatment (including both delayed and acute onset nausea and/or vomiting and timing of administration in relation to chemotherapy) and methods of preparing rolapitant.  Rolapitant is a NK-1 receptor antagonist being developed for the prevention of chemotherapy induced nausea and/or vomiting.  The portfolio licensed for rolapitant consists of a number of issued U.S. patents and issued non-U.S. patents across the in-licensed families.

Our PARP inhibitor portfolio includes patent families relating to niraparib and patent families relating to MK-2512.  The patent families in-licensed from Merck are being prosecuted or maintained by Merck in consultation with us.  The patent families relating to niraparib include applications and patents directed to compositions of matter, methods of treatment

(including treatment of cancer and other diseases), particular salts of niraparib and methods of preparing niraparib.  The portfolio for niraparib comprises of a number of issued United States and non-United States patents.

Our immunotherapeutic antibodies portfolio presently consists of patent applications pending in multiple jurisdictions, which cover particular antibodies to identified targets of interest.  We have rights to all patents owned or controlled by our collaborator, AnaptysBio, to the extent that they claim the manufacture, composition, or use of an antagonist antibody developed under the program.

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

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions.  In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance.  Consequently, we do not know whether any of the product candidates we in-license or acquire will be protectable or remain protected by enforceable patents.  We cannot predict whether the patent applications we are pursuing will issue as patents in any particular jurisdiction, and furthermore, we cannot determine whether the claims of any issued patents will provide sufficient proprietary protection to protect us from competitors, or will be challenged, circumvented or invalidated by third parties.  Even where we succeed in obtaining patents covering our products, third parties may challenge or seek to invalidate or circumvent our patents.

As part of the passage of the America Invents Act in 2011, new post-grant review proceedings were added to U.S. patent law.  Post-grant reviews and inter partes reviews allow any member of the public to file a petition with the USPTO seeking to review the patentability of one or more claims in an issued U.S. patent.  Post-grant review procedures are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in Federal District Court.  In addition, the challenged patents are not accorded a presumption of validity as they are in Federal District Court. The patents covering our products may become involved in such post-grant review proceedings in the U.S. and/or in other jurisdictions (such as oppositions in the European Patent Office) that challenge the patentability of our patents.  Such proceedings could result in a finding of unpatentability or invalidity of our patents. They could also result in substantial cost, even if the eventual outcome is favorable to us.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for at least 18 months from their earliest filing date, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications.  In March 2013, the United States transitioned to a ‘first to file’ system in which the first inventor to file a patent application will be entitled to the patent.  Previously, in the United States, the first to make the claimed invention was entitled to the patent.  For patents or patent applications not subject to the ‘first to file’ system, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained.  In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.  In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent.

In the United States, the term of a patent that covers an FDA-approved drug or biological product may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during drug development and the FDA regulatory review process.  The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent.  The length of the patent term extension is related to the length of time the drug or biologic is under development and regulatory review.  A patent term cannot be extended beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended.  Patent term extension is available only if the approval of the product represents the first permitted commercial marketing of the active ingredient.  Similar provisions are available in the EU and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug.  In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.  We intend to seek patent term adjustments and extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such adjustments or extensions.  We have applied for patent term extension for rolapitant in the United States.

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

While the expiration of a composition of matter patent may result in a loss of market exclusivity for the covered pharmaceutical product, that is not always the case.  Market exclusivity may continue to be derived from, among other things: (i) patents relating to the use of the product; (ii) patents on processes to make the product; (iii) patents on intermediates of the active ingredient of such product; and (iv) patents relating to novel compositions and formulations.  The effect of composition of matter patent expiration on market exclusivity also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, and the complexities and economics of the process for manufacture of the active ingredient of the product.

NK-1 Receptor Antagonists

We have an exclusive, worldwide license from OPKO to a portfolio of patents related to rolapitant, including issued claims covering the composition of matter and certain formulations and methods of use.

A United States Patent claiming the composition of matter of rolapitant has been granted and, with the patent term adjustment, has a patent term until at least December 2023.  Corresponding applications and issued patents in multiple foreign jurisdictions have similar composition of matter claims.  In foreign jurisdictions, this family of patents and/or applications has a patent term until at least December 2022.  A United States patent claiming methods of treating nausea and/or emesis comprising administering an intravenous formulation of rolapitant has been granted and, with patent term adjustment, expires in July 2032.  Corresponding applications and issued patents in multiple foreign jurisdictions have similar claims directed to methods of treating nausea and/or emesis comprising administering an intravenous formulation of rolapitant and have patent terms until at least 2030.

Many jurisdictions also grant patent term extensions, typically up to five years, for post-issuance regulatory delay.  In the United States, only one patent may be extended per approved product.  We have applied for patent term extension for rolapitant in the United States, and we believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for rolapitant up to August 2028 in the United States.  With respect to Europe, we believe that supplementary protection certificates (which are issued on a country-by-country basis) could be available to extend our patent exclusivity for rolapitant in each European country in which a patent is issued and in which supplementary protection certificates are available, with the period of extension depending on the timing of our first approval.  If granted, any available supplementary protection certificate extension will be capped at fifteen years from the first approval.  There is no guarantee that the maximum allowable extension will be granted in either the United States or Europe, and any extension granted may be shorter than this, or not granted at all.

Our license also includes additional patent families related to rolapitant, comprising patent and patent applications claiming certain compounds, forms, formulations, methods of use, and processes to make rolapitant.  These patent families have patent terms until at least 2027 to 2030, including patent term adjustment in certain patents.

PARP Inhibitor

We have an exclusive, worldwide license from Merck to a portfolio of patents related to two inhibitors of poly (ADP-ribose) polymerase: niraparib and MK-2512.  Our portfolio, including patent families in-licensed from Merck, includes patent families related to niraparib comprising patent and patent applications claiming compounds, certain salt forms, methods of use, and processes to make niraparib.

A United States patent claiming the composition of matter of niraparib has been granted and, with patent term adjustment, has a patent term until at least March 2030.  Corresponding patent applications and issued patents in multiple foreign jurisdictions have similar claims and have a patent term until at least January 2028.  Additional patent families claiming certain compounds, salt forms, methods of use, and processes to make niraparib have been filed in the United States and multiple foreign jurisdictions and, if granted, will have patent terms until at least 2027 to 2037.

We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for niraparib in the United States.  The period of extension would depend on the timing of our first approval.  Such an extension would be available, if at all, for only one United States patent.  If granted, any available patent term extension shall not exceed five years, and overall patent expiry with patent term extension will be capped at fourteen years from the first approval.  With respect to Europe, we believe that supplementary protection certificates (which are issued on a country-by-country basis) could be available to extend our patent exclusivity for niraparib in each European country in which a patent is issued and in which supplementary protection certificates are available, with the period of extension depending on the timing of our first approval.  If granted, any available supplementary protection certificate extension will be capped at fifteen years from the first approval.  There is no guarantee that any extension will be granted in either the United States or Europe, and even if granted, the extension may be less than the maximum allowable extension.

Immuno-Oncology

Pursuant to our Collaboration and Exclusive License Agreement with AnaptysBio, we have ownership and/or exclusive worldwide license rights in patent filings relating to certain antibodies that bind to PD-1, LAG-3, and/or TIM-3 developed by AnaptysBio.  Our immuno-oncology portfolio comprises patent filings covering composition of matter for the relevant antibodies and binding fragments thereof, as well as their use individually and in combination; additional filings are contemplated.

No patents have yet issued from the relevant patent filings, but any such patents will be expected to have terms that extend into the late 2030s.  Ultimate expiration dates, which may differ by jurisdiction, may depend on, for example, patent term extensions available for patent office and/or regulatory delays, payment of annuities and/or maintenance fees, and/or terminal disclaimers of related cases.

Manufacturing

We contract with third parties for the manufacture of VARUBI and for the manufacture of our product candidates for preclinical studies and clinical trials, and we intend to continue to do so in the future.  We currently work with one contract manufacturing organization, or CMO, Hovione Inter Limited, or Hovione, for the production of rolapitant drug substance used for oral rolapitant drug product and rolapitant IV, and one other CMO, Patheon, Inc., or Patheon, for commercial production of oral rolapitant drug product.  We currently work with one CMO for the production of rolapitant IV drug product for our commercial needs.  We currently work with two CMOs for the production of niraparib drug substance, and one other CMO for niraparib drug product supply, for our clinical and, if niraparib is approved, our expected commercial needs.  We contract with one CMO for the manufacture of TSR-042, TSR-022, TSR-033 and other antibody products, and may contract with additional CMOs that have biologics capabilities.  For each of our product candidates, we may elect to pursue relationships with other CMOs for manufacturing clinical supplies for later-stage trials and for commercialization.  We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase scale of production or we will need to secure alternate suppliers.  We have not currently qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production.  We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

In March 2012, we entered into a process development and manufacturing services agreement with Hovione, under which Hovione provides certain process development and manufacturing services in connection with the manufacture of rolapitant drug substance.  The agreement also provided that if Hovione was successful in implementing the manufacturing process and the agreement is not terminated by us, Hovione would also manufacture certain commercial quantities of rolapitant.  Hovione has implemented the manufacturing process successfully and is now manufacturing commercial quantities of rolapitant drug substance.  Under the agreement, we pay Hovione for services in accordance with the terms of work plans, which we enter into from time to time.  Each party to the agreement is subject to customary indemnification provisions.  Unless terminated earlier, the agreement will continue until the later of the fifth anniversary of (i) all development services under the last work plan executed in accordance with the terms of the agreement or (ii) the first launch date of the product to occur in any of the following jurisdictions: Europe; Japan; or the United States.  The agreement may be extended by agreement of the parties.  We are permitted to terminate the agreement at the end of each phase of the initial work plan and to terminate any work plan executed after the initial work plan upon at least 30 days’ prior written notice to Hovione.

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

Under the terms of the Patheon Agreements, Patheon will manufacture VARUBI 90 mg tablets for sale in the United States and provide related quality control, packaging and raw materials inventory and storage services.  We will provide Patheon with the necessary active pharmaceutical ingredients for VARUBI.  We are not required to purchase any minimum quantity of VARUBI or any other drug product under the Patheon Agreements, but have agreed to purchase from Patheon a significant majority of our requirements in a specified territory of any drug manufactured under the Master Agreement.

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

Employees

As of December 31, 2016, we had 446 full-time employees, 108 of whom hold Ph.D. or M.D. degrees.  Of these full-time employees, 182 were directly engaged in development activities, 134 were engaged in selling, marketing and related activities, 48 in medical affairs, with the remainder serving in primarily general and administrative and commercial support capacities.  None of our employees are represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our product candidates, particularly rolapitant and niraparib.  We incurred research and development expenses, including acquired in-process research and development, of $143.3 million, $157.4 million and $254.1 million during the years ended December 31, 2014, 2015 and 2016, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2017 as we continue to advance our product candidates through clinical development.

Available Information

Our internet website address is http://www.tesarobio.com.  Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or the SEC.  These materials can be accessed through the “Investors” section of our website.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.  Paper copies of our SEC reports are available free of charge upon request in writing to Investor Relations, TESARO, Inc., 1000 Winter Street, Waltham, MA 02451.  The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

We are a biopharmaceutical company with a limited operating history.  Investment in biopharmaceutical product development and commercialization is highly speculative because it entails substantial up-front capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable.  We have recognized limited revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations.  As a result, we are not profitable and have incurred losses in each period since our inception in 2010.  For the year ended December 31, 2016, we reported a net loss of $387.5 million and we had an accumulated deficit of $990.7 million as of December 31, 2016.

Although we obtained approval from the U.S. Food and Drug Administration, or FDA, for VARUBI® (rolapitant) tablets in September 2015 and launched VARUBI in the U.S. market during the fourth quarter of 2015, we expect to continue to incur losses for the foreseeable future.  These losses may increase as we continue to invest in development and commercialization infrastructure for VARUBI oral, the intravenous, or IV, formulation of rolapitant and niraparib, and continue our development of, and seek regulatory approvals for, all of our product candidates.  We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.  The size of our future net losses will depend, in part, on the rate of future growth of our expenses, our ability to generate revenues from VARUBI and any product candidates for which we obtain regulatory approval, including niraparib and the IV formulation of rolapitant, and the timing and amount of milestones and other required payments to third parties in connection with such approvals.  If any of our product candidates, including rolapitant IV and niraparib, fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.  Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We have recognized limited revenues from sales of our products, and we may never become profitable.

To date, we have not recognized significant product revenues from sales of VARUBI or generated any revenues from sales of our other product candidates, including rolapitant IV, niraparib, and our immuno-oncology assets, none of which have been approved for marketing and sale in any jurisdiction.  Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize our products, including VARUBI, niraparib and rolapitant IV, and any other product candidates that we have or may in-license or acquire in the future.  Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these products will generate revenue for us, if at all.  Our ability to generate revenue from VARUBI and our current or future product candidates also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including additional clinical trials for niraparib;

•	complete and submit new drug applications, or NDAs, or biologic license applications, or BLAs, to the FDA and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	set a commercially viable price for our products;

•	obtain commercial quantities of VARUBI, and, if approved, of rolapitant IV, niraparib, and our other product candidates at acceptable cost levels;

•	find suitable partners to help us market, sell and distribute our approved products; and

•	obtain adequate reimbursement from third-party payors, including government payors.

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

We may require additional capital to fund our operations, and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception.  We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to launch and commercialize VARUBI and any product candidates, including rolapitant IV and niraparib, for which we receive regulatory approval in both the U.S. and in certain foreign markets, including Europe.  We also expect to spend substantial amounts for any milestone obligations that may arise, and for any additional product candidates that we may in-license.  We may require additional capital for these and other needs.  If such additional funding is not obtained on a timely basis, we would be required to change our current operating plans to reduce our future expenses.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•	our ability to generate sufficient revenues from sales of VARUBI and if approved, our other product candidates, including niraparib and rolapitant IV, in a timely manner;

•	the cost of continuing to expand our development and commercial capabilities for VARUBI and all of our product candidates, both in the U.S. and in certain foreign markets, including Europe;

•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including for niraparib and rolapitant IV, and the potential that the FDA or comparable foreign regulatory authorities may require that we perform more studies than those that we currently expect;

•	the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities, including for niraparib and rolapitant IV;

•	the cost and timing of preclinical and clinical development associated with our immuno-oncology platform;

•	the likelihood and timing of attainment of milestones and our obligations to make milestone payments, royalty payments, or both under our in-licensing agreements;

•	the number and characteristics of product candidates that we in-license and develop;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights which we own or control;

•	the amount and timing of potential conversion requests, if any, and interest expense associated with our 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes; and

•	the effect of competing technological and market developments.

If we lack the capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Business and Industry

Our future success is dependent primarily on our ability to successfully commercialize VARUBI and to obtain regulatory approvals for and successfully commercialize niraparib, rolapitant IV, and our immuno-oncology product candidates.

The success of our business depends heavily upon our ability to develop and commercialize product candidates.  We have recognized only limited product revenue from sales of VARUBI, and our only other late clinical-stage product candidates, rolapitant IV and niraparib, have not been approved for marketing and sale in any jurisdiction.  Our other product candidates, including our immuno-oncology assets, are at earlier stages of development.

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

Despite the results reported in clinical trials for niraparib, we do not know whether the clinical trials we are continuing to conduct or may in the future conduct will demonstrate adequate efficacy and safety to result in regulatory approval for niraparib in any particular indication or in any particular jurisdiction or jurisdictions.  If we do not obtain regulatory approvals for niraparib in the various indications for which it is being developed, or do not obtain such approvals in a timely manner, it would negatively affect our ability to generate revenue in the future and our growth prospects.

If we are unable to obtain FDA approval of our NDA for rolapitant IV, or if we are unable to obtain approval in a timely manner, our ability to generate revenues and our future operating results and growth prospects would be adversely impacted.

Notwithstanding VARUBI’s FDA approval, the FDA requires approval of a separate NDA for the IV formulation of rolapitant, and there can be no assurance that we will be able to obtain regulatory approval of the IV formulation.  We filed an NDA for rolapitant IV with the FDA in March 2016, and in January 2017, the FDA issued us a complete response letter, or the Complete Response Letter, with respect to the NDA.  In the Complete Response Letter, the FDA requested additional information regarding the in vitro release method utilized to characterize the drug product and demonstrate comparability of drug product produced at our two proposed commercial manufacturers for rolapitant IV that were included in the NDA.  We will need to provide the additional requested information to the FDA in the form of a resubmission of the NDA, which the FDA will need to deem acceptable, in order for the NDA to be approved and for us to be allowed to market and sell rolapitant IV in the U.S.  We expect the IV formulation of rolapitant to serve what we believe is a larger portion of the market for NK-1 receptor antagonists and potentially generate more revenue than the oral formulation.  If we do not obtain FDA approval for rolapitant IV or do not obtain such approval in a timely manner, such failure would adversely affect our ability to generate revenues, our future operating results and our growth prospects.

Our current business plan relies heavily on our ability to successfully commercialize VARUBI, rolapitant IV, niraparib, and our immuno-oncology assets.  Our products and product candidates, if approved, may not achieve market acceptance or be commercially successful.

Our ability to successfully commercialize VARUBI and our product candidates, including rolapitant IV, niraparib, and our immuno-oncology assets, is critical to the execution of our business strategy.  VARUBI and, if approved, rolapitant IV, niraparib, and our immuno-oncology assets, may not achieve market acceptance among physicians, patients, and third-party payors, and may not be commercially successful.  The degree of market acceptance and commercial success of our products and product candidates, if approved, will depend on a number of factors, including the following:

•	the acceptance of our products by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing treatments;

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•

the ability of our third-party manufacturers to manufacture commercial supplies of our products, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice, or cGMP, regulations;

•	the degree to which the approved labeling supports promotional initiatives for commercial success;

•	the availability of reimbursement from managed care plans and other third-party payors and the willingness and ability of patients to pay for our products;

•	a continued acceptable safety profile of our products and product candidates;

•	any new or unexpected results from additional clinical trials or further analysis of clinical data of completed clinical trials by us or our competitors;

•	our ability to enforce our intellectual property rights;

•	our ability to avoid third-party patent interference or patent infringement claims; and

•	maintaining compliance with all applicable regulatory requirements.

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenue through product sales.  Any inability on our part to successfully commercialize our products in the United States or any foreign territories where they may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and our future business prospects.

If we are unable to successfully expand our existing sales, marketing and distribution capabilities for VARUBI and any future products for which we obtain marketing approval, we may be unable to generate significant revenue from sales of our products.

Prior to the launch of VARUBI in late 2015, we had not commercialized any drug products as a company.  To achieve commercial success for VARUBI and any future product candidate that may be approved by the FDA or comparable foreign regulatory authorities, including rolapitant IV and niraparib, we must continue to expand our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We will be competing with companies that currently have extensive, well-funded, and more experienced sales and marketing operations.  We may be unable to compete successfully against these more established companies.

We have built a field organization and other capabilities for the sales, marketing and distribution of VARUBI, which we expect to continue to expand for the expected launches of rolapitant IV and niraparib, and there are significant risks involved with building and managing such a commercial organization.  Factors that may inhibit our efforts to effectively commercialize our current and future products include:

•	our inability to recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel;

•	the inability of sales personnel to generate sufficient sales leads and to obtain access to physicians or persuade adequate numbers of physicians to use or prescribe our products;

•	the lack of complementary products currently offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	our inability to effectively manage a geographically dispersed sales and marketing team, both in the United States and Europe.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities for our current and future products, we may not be able to generate significant product revenue and may not become profitable.

We face substantial competition for VARUBI and expect to face substantial competition for our product candidates, including rolapitant IV and niraparib, if approved, which could limit our ability to generate significant product sales.

The development and commercialization of new drug products is highly competitive.  We face substantial competition with respect to VARUBI and, if approved, our rolapitant IV product would also face substantial competition.  VARUBI competes with EMEND, an NK-1 receptor antagonist marketed by Merck, as well as AKYNZEO, an oral combination NK-1 receptor antagonist and 5-HT3 receptor antagonist (netupitant plus ALOXI (palonosetron HCl)) that is marketed by Helsinn.  We are also aware that Sandoz has recently launched a generic version of aprepitant, which competes with VARUBI.  VARUBI would face additional competition if additional generic versions are introduced to the market, if other products are developed and approved for the treatment and prevention of CINV, or if an IV formulation of AKYNZEO is developed.

There are a number of large pharmaceutical and biotechnology companies that market and sell products or are pursuing the development of products that we expect will compete with niraparib.  There are currently two commercially available PARP inhibitors.  AstraZeneca Plc’s LYNPARZATM (olaparib) was approved in December 2014 by the FDA for use by ovarian cancer patients with a germline BRCA mutation who have been treated with three or more prior lines of chemotherapy, and also by the European Commission following a positive opinion by the EMA for use as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed BRCA-mutated (germline and/or somatic) high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to platinum-based chemotherapy.  Clovis Oncology, Inc.’s RUBRACATM (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies.  We believe the additional products in clinical development targeting the PARP pathway consist of: Pfizer’s talazoparib (MDV3800) and AbbVie’s ABT-888 (veliparib), both currently in Phase 3 clinical trials; Eisai, Inc.’s E-7016 and E-7449, currently in Phase 2 and Phase 1/2 clinical trials, respectively; and AbbVie’s ABT-767, BeiGene/EMD Serono (Merck KGaA)’s BGB-290, Checkpoint Therapeutics’ CK-102 (formerly CEP-9722) and Hengrui’s fluzoparib, each currently in Phase 1 clinical trials.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EMA, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.

A number of pharmaceutical and biotechnology companies are also pursuing the development of cancer immunotherapies that may compete with our immunotherapy product candidates.  We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our collaboration programs with AnaptysBio, and several other companies with immuno-oncology antibodies or programs in the preclinical or research phase.  For further detail on the specific competition that VARUBI and our product candidates face, see Item 1, “Business – Competition”.

Many of the approved drugs with which our products or product candidates may compete are well-established therapies or products and are widely accepted by physicians, patients and third-party payors.  Insurers and other third-party payors may also encourage the use of generic products.  Any of our product candidates that are approved may be priced at a significant premium over competitive generic products.  This may make it difficult for us to execute our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

Even after regulatory approval is obtained, products are still subject to ongoing requirements of the FDA and comparable foreign regulatory authorities, including requirements related to manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.  The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information about any of our products or product candidates after approval, those authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug and biological products and their facilities are subject to continual review and periodic inspections by the FDA, other regulatory authorities or comparable foreign regulatory authorities for compliance with cGMP requirements.  If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.  If we, our approved products or product candidates, or the manufacturing facilities for our approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend, vary or withdraw regulatory approval;

•	suspend any ongoing clinical studies;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; and/or

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.

Advertising and promotion of our products and any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public.  Violations of applicable advertising and promotion laws and regulations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA.  Advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, engaging in impermissible promotion of approved products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.  These false claims statutes include the federal civil False Claims Act, which allows the federal government, or any individual on behalf of the federal government, to bring a lawsuit against a pharmaceutical company alleging the submission of false or fraudulent claims, or causing the submission of such false or fraudulent claims, for payment of government funds, and any successful individual could share in any judgment or settlement funds.  In recent years, False Claims Act lawsuits against pharmaceutical companies have led to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses.  This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay treble damages and penalties, or agree to comply with burdensome reporting and compliance obligations pursuant to a Corporate Integrity Agreement or other settlement agreement with the U.S. Department of Health and Human Services Office of Inspector General to avoid exclusion from the Medicare, Medicaid, and other federal and state healthcare programs.  We may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.  Equivalent laws and potential consequences exist in foreign jurisdictions.

Advertising and promotion of our products will be similarly subject to close scrutiny in the European Union, or the EU. Allegations of off-label promotion of our products could lead to imposition of administrative measures, fines and imprisonment and limitations or restrictions on permitted communications concerning the advertising and promotion of our products.

Because the results of preclinical testing or clinical studies are not necessarily predictive of future results, niraparib, or any other product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval for any particular use, if at all.

Success in preclinical testing or human clinical studies does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug, or the safety, purity, and potency of an investigational biological product for any particular use, or at all.  A number of companies in the pharmaceutical and biotechnology industries, including many with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in prior clinical trials.  Despite the results reported in clinical trials for niraparib to date, we do not know whether the clinical trials we are currently conducting or may in the future conduct will demonstrate adequate efficacy and safety, or safety to result in regulatory approval for niraparib for any particular use or in any particular jurisdiction or jurisdictions.  If we do not obtain regulatory approval for niraparib, or do not obtain such approval in a timely manner or for anticipated patient populations, it would negatively affect our ability to generate significant revenue and our growth prospects.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.

We have various ongoing clinical trials related to our development programs for niraparib and our various immuno-oncology assets.  We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned, or be completed on schedule, if at all.  Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, including niraparib and rolapitant IV, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities for a product candidate is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.  Although we have obtained FDA regulatory approval for VARUBI, it is possible that none of our current product candidates, including niraparib and rolapitant IV, or any other product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including:

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

Certain of our product candidates, including niraparib, could be approved or deemed approvable by the FDA or equivalent foreign regulatory authorities only in combination with a diagnostic test for certain uses, which could increase the risk that the product candidate does not receive approval by the relevant regulatory authorities, or receives approval under conditions that adversely impact the commercial potential of the product candidate.

Certain clinical trials that we have conducted in the past, are currently conducting, or may in the future conduct for certain of our therapeutic product candidates, such as niraparib, included or may include the use of a diagnostic test to help identify patients who may be more likely to respond to the product candidate for certain uses.

If the FDA or any equivalent foreign regulatory authority determines that niraparib or any of our other product candidates can be approved for use only with an approved companion diagnostic test, we may have difficulty receiving regulatory approval for such product candidate in those uses if the relevant diagnostic test is not also cleared or approved for use by the applicable regulatory authority.  Diagnostic tests, including companion diagnostics, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercialization.  We do not develop diagnostic tests internally.  We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these tests.  For example, the diagnostic tests that are being utilized in our completed and ongoing niraparib clinical studies are owned and administered by a third party.  If clearance or approval of these diagnostic tests is required by the FDA or equivalent foreign regulatory authorities, this third party may encounter difficulties in obtaining clearance or approval for the applicable tests, or may fail to support the clinical development of niraparib as we expect, or may fail to keep the test on the market even if it is cleared or approved.  Any such delay or failure could delay or prevent approval or adoption of niraparib, or other products we may later acquire with similar characteristics.

In addition, if niraparib or any other product candidate is approved for use only in connection with such a companion diagnostic test by the FDA or any comparable foreign regulatory agencies, the commercial opportunity for niraparib or such product candidate may be more limited, and we may have difficulty achieving adoption of the product candidate, if the diagnostic test is not commercially available or if the diagnostic test is restricted in its use by payors or other market forces.  In both the NDA and the MAA that we submitted for niraparib for use in ovarian cancer patients to the FDA and EMA, respectively, we are requesting approval of niraparib for use without any required companion diagnostic test.  There is no guarantee that niraparib will be approved for any use in the manner set forth in either the NDA or the MAA.  If the FDA or any equivalent foreign authority requires that niraparib be used only in connection with the use of a companion diagnostic test, then the commercial opportunity for niraparib may be more limited and our stock price may decline.

Any of our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit its commercial viability, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by any of our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label, or could result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.  Drug-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a clinical trial, and could result in potential product liability claims.  Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, as VARUBI has, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	we may suspend marketing of such product;

•	we may be obliged to conduct a product recall or product withdrawal;

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label for such product;

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

In order to market and sell any of our product candidates in Europe or any other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country.  In the EU, certain products or product candidates with which niraparib may compete have also received “orphan drug designation” from the EMA in an ovarian cancer indication, which provides certain benefits to such competitors, including market exclusivity for up to ten years in the approved indication post-approval.  We or our licensees may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.  If we are unable to obtain approval of any of our product candidates by regulatory authorities in Europe or other foreign territories, the commercial prospects of that product candidate may be diminished and our business prospects could be adversely impacted.

Our products and any product candidates we are able to commercialize, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully market and commercialize our current and future products will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.  Our future revenues and profitability will be adversely affected if these third-party payors do not sufficiently cover and reimburse the cost of our products and related procedures or services. If these entities do not provide sufficient coverage and reimbursement for VARUBI, or any future drug product we may market, including niraparib and rolapitant IV, these products may be too costly for general use, and physicians may prescribe them less frequently.

The Medicare program and certain government pricing programs, including the Medicaid drug rebate program, the Public Health Service’s 340B drug pricing program, or the 340B program, and the pricing program under Section 603 of the Veterans Health Care Act of 1992, or the VHCA, impact the revenues we may derive from current and future products that we may commercialize. Any future legislation or regulatory actions altering these programs or imposing new compliance requirements could have a significant adverse effect on our business. There have been, and we expect there will continue to be, a number of legislative and regulatory actions and proposals to control and reduce health care costs. These measures may, among other things: negatively impact the level of reimbursement for pharmaceutical products; require higher levels of cost-sharing by beneficiaries; change the discounts required to be provided by pharmaceutical manufacturers to government payors and/or providers; extend government discounts to additional government programs and/or providers; or reduce the level of reimbursement for health care services and other non-drug items. Any such measures could indirectly impact demand for pharmaceutical products because they can cause payors and providers to apply heightened scrutiny and/or austerity actions to their entire operations, including pharmacy budgets.

Also, the trend toward managed health care in the U.S., as well as the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the ACA, and the concurrent growth of organizations such as managed care organizations, accountable care organizations and integrated delivery networks, may result in increased pricing pressures for pharmaceutical products, including any products that may be offered by us in the future.  Moreover, legislative changes to the ACA remain possible and appear likely in the 115th United States Congress and under the Trump Administration.  Cost-cutting measures that health care providers are instituting, and the implementation of health care reform, could materially adversely affect our ability to sell any drug products that are successfully developed or acquired by us.  In addition, third-party payors, in an effort to control costs, are increasingly making patients responsible for a higher percentage of the total cost of drugs in the outpatient setting.  This can lower the demand for our products if the increased patient cost sharing obligations are more than they can afford.  Individual states’ responses to ongoing financial pressures could also result in measures designed to limit reimbursement, restrict access, or impose broader or deeper discounts on branded pharmaceutical products utilized for Medicaid patients, including VARUBI, or any future drug product we may market, including niraparib and rolapitant IV.  We are unable to predict what changes in legislation or regulation relating to the health care industry or third-party coverage and reimbursement, including possible repeal of the ACA, may be enacted in the future or what effect such legislation or regulation would have on our business.

There may be significant delays in obtaining coverage and reimbursement for any drug product for which we obtain approval, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.  Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, selling and distribution costs.  Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Pricing and rebate calculations vary among products and programs.  The calculations are complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts.  We will be required to submit a number of different pricing calculations, and failure to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs may have material adverse effects on our company.

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

We are liable for errors associated with our submission of average sales price, or ASP, pricing data under Medicare Part B.  In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP, or best price information to the government, we may be liable for civil monetary penalties in the amount of $178,156 per item of false information.  If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for civil monetary penalties of up to $12,856 for each misrepresentation for each day in which the misrepresentation was applied.  Our failure to submit monthly/quarterly AMP, ASP, and best price data on a timely basis could result in a civil monetary penalty of $17,856 per day for each day the information is late beyond the due date.  Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program.  In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.  Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

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

To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, we also must participate in the VA FSS pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies—the VA, the Department of Defense, the Public Health Service, and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the VHCA. The FCP is based on a weighted average wholesaler price known as the Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If we misstate Non-FAMPs or FCPs, we must restate these figures.  Additionally, pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $178,156 for each item of false information. If we overcharge the government in connection with our FSS contract or the Tricare Retail Pharmacy Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, specialty distributors, specialty pharmacies, physicians and third-party payors play a primary role in the distribution, recommendation and prescription of any pharmaceutical product for which we obtain marketing approval.  Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute VARUBI and any other products for which we obtain marketing approval, including rolapitant IV and niraparib.  Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government.  In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product.  Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses.  Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement, increasing to $10,781 to $21,563 per false claim or statement for penalties assessed after August 1, 2016 for violations occurring after November 2, 2015.  Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.  Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government;

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.  Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states.  Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers.  In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes; and

•

similar restrictions imposed on the promotion and marketing of medicinal products in Europe and other foreign territories, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion and marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our any international distribution partners could have implications for us.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements.  Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs.  It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance.  If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.  If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

Our ability to successfully commercialize our products and generate revenues outside of the U.S. depends heavily on the availability of adequate pricing and reimbursement from government and other third-party payors.

Outside the U.S., certain countries, including a number of EU Member States and other European countries, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the EU, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the EU.

Reimbursement for medicinal products in the EU Member States is governed by complex mechanisms established on a national level in each country.  These mechanisms vary widely among the EU Member States and are constantly evolving, reflecting the efforts of the EU Member States to reduce public spending on healthcare.  The EU Member States have broad discretion to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and reimbursement levels for medicinal products.  An EU Member State may approve a specific price or level of reimbursement for medicinal products, or alternatively adopt a system of direct or indirect controls on the profitability of the company marketing the medicinal product, including volume-based arrangements.  Further, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory.  Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

In addition, a Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in a number of EU Member States, and the outcome of an HTA will often influence the pricing and reimbursement status granted to a medicinal product by the competent authorities of individual EU Member States.  A negative HTA of any of our medicinal products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for our medicinal product in the EU Member State in which such negative assessment was issued, but also in other EU Member States and elsewhere.  For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.  Moreover, as part of the HTA process or in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies.  There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country.  If our medicinal products fail to be reimbursed in any of the EU Member States or other foreign countries for these and other reasons, our future revenues and profitability would be adversely affected.

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

In the United States and foreign jurisdictions, legislative and regulatory changes and proposed changes regarding the healthcare system could affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.  The ACA expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; increased the minimum Medicaid rebate due for most innovator drugs in general from 15.1% of AMP to 23.1% of AMP; and capped the total rebate amount for innovator drugs at 100% of AMP.  The ACA and subsequent legislation also changed the definition of AMP.  The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.  Each such manufacturer pays a prorated share of the branded prescription drug fee of $4.0 billion in 2017, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners.  The ACA also expanded the 340B program to include additional types of covered entities.  Final CMS regulations to implement the changes to the Medicaid drug rebate program under the ACA became effective on April 1, 2016.  If not repealed or amended, it is likely that the ACA will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted.  Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012.  Subsequent legislation extended the 2% reduction, on average, to 2025.  This could cause Medicare Part D plans to seek lower prices from manufacturers. Moreover, legislative changes to the ACA remain possible and appear likely in the 115th United States Congress and under the Trump Administration, which could adversely affect our business.  Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We may not be successful in obtaining necessary rights to additional product candidates for our development pipeline through acquisitions and in-licenses.

We generally do not intend to develop product candidates from our own original research.  Our business model is predicated, in part, on our ability to successfully identify and acquire or in-license product candidates for the treatment and support of cancer patients.  However, we may be unable to acquire or in-license any product candidates from third parties for various reasons, including because we are focusing on a specific area of care, and we may be unable to identify product candidates that we believe are an appropriate strategic fit for our company.

The in-licensing and acquisition of product candidates is a competitive area, and many more established companies are also pursuing strategies to in-license or acquire product candidates that we may consider attractive.  These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities.  Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.  We also may be unable to in-license or acquire the relevant product candidate on terms that would allow us to generate an appropriate return on our investment.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk with the commercialization of VARUBI, rolapitant IV, niraparib, or any of our current or future product candidates.  Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

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

We have limited experience operating internationally, we intend to market our products outside of the United States, and we will be subject to the risks of doing business outside of the United States.

We currently have limited operations outside of the United States and have a relatively small number of international employees.  Because we intend to market VARUBI, rolapitant IV, niraparib and our other product candidates, if approved, outside of the United States, we will need to grow our international operations significantly over the next several years.  Accordingly, our business is subject to risks associated with doing business outside of the United States.  Our business and financial results in the future could be adversely affected due to a variety of factors related to our international operations, including:

•	the fact that we have limited experience operating internationally;

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

In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulation, which include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other countries outside of the U.S. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry for companies similar to ours, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption. Moreover, our partners and third-party contractors located outside the U.S. may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforward and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or tax liabilities may be limited.  We have completed several financings since our inception, which we believe have resulted in a change in control as defined by IRC Section 382.  We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership.  As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.  In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, and tax laws to which we are subject could change in a manner adverse to us.

We operate through various subsidiaries in a number of countries throughout the world.  Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation.  We have taken, and will continue to take, tax positions based on our interpretation of such tax laws.  Our transfer pricing arrangements are not generally binding on applicable tax authorities.  The price charged for products, services, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liability, interest, and/or penalties.  There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes.  If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.  For further discussion related to income taxes, refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective.  New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future.  The change to existing rules, future changes, if any, or the need for us to modify a current tax or accounting position may adversely affect our reported financial results or the way we conduct our business.

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

We will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2016, we had 446 full-time employees compared to 286 at the end of December 2015.  As our development and commercialization plans and strategies develop, and as a result of any in-licenses or acquisitions of new product candidates, we will need to continue to add managerial, operational, sales, marketing, financial and other resources.  The management, personnel and systems that we currently have in place may not be adequate to support our recent or future growth.  Such growth will impose significant added responsibilities on members of management, including:

•	expanding and maintaining a sales and marketing organization and developing our distribution capabilities in both the United States and in foreign territories, including Europe;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	improving our managerial, development, operational and finance systems; and

•	expanding our facilities.

As our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties in both the United States and in foreign territories, including Europe.  Our future financial performance and our ability to commercialize our current and future products and product candidates and to compete effectively will depend, in part, on our ability to manage our growth effectively.  To that end, we must be able to manage our development and commercialization efforts, including our clinical trials, effectively and hire, train and integrate additional management, administrative, sales, and marketing personnel.  We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

If we are unable to attract and retain highly qualified personnel, we may not be able to grow effectively.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees.  Because of the specialized scientific nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel.  Our ability to compete and grow depends in large part upon the continued service of our senior management team.  In particular, the loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner.  The competition for qualified personnel in the biopharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our future success depends on our ability to retain our co-founding executive officers.

We are highly dependent on Leon O. Moulder, Jr., our Chief Executive Officer, and Mary Lynne Hedley, Ph.D., our President and Chief Operating Officer.  Although we have offer letter agreements with Mr. Moulder and Dr. Hedley, these agreements are at-will and do not prevent them from terminating their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.  The loss of the services of either of these persons could impede the achievement of our research, development and commercial objectives.

In addition to in-licensing or acquiring product candidates, we may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

From time to time, we evaluate acquisition opportunities and may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company.  In connection with these acquisitions or investments, we may:

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

Despite the implementation of security measures, our internal computer systems, and those of our collaborators, our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs.  For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts for our product candidates and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels.  The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues which may affect our business.  Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure and protection of health-related and other personal information.  Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity that could negatively affect our business.  In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA (other than potentially with respect to providing certain employee benefits), we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.  Finally, a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal health data in the EU is governed by the provisions of the EU Data Protection Directive, or the Directive.  The Directive and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.  In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data.  Data protection authorities from the different EU Member States may interpret the Directive and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.

Guidance on implementation and compliance practices are often updated or otherwise revised.  For example, the Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, that are not considered by the European Commission to provide an adequate level of data protection.  These countries include the United States.  A recent judgment by the Court of Justice of the European Union determined the U.S.-EU Safe Harbor Framework, which was relied upon by many U.S. entities as a basis for transfer of personal data from the EU to the U.S., to be invalid.  U.S. entities therefore had to rely on alternate procedures provided in the Directive.

In February 2016, the European Commission announced an agreement with the U.S. Department of Commerce, or the DOC, to replace the invalidated U.S.-EU Safe Harbor Framework with a new EU-U.S “Privacy Shield”, or the Privacy Shield.  In July 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield.  The Privacy Shield imposes more stringent obligations on companies, provides stronger monitoring and enforcement by the DOC and the U.S. Federal Trade Commission, and includes commitments on the part of public authorities regarding access to information.  U.S. companies have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 2016 and rely on the Privacy Shield certification to transfer of personal data from the EU to the U.S.

In addition, the EU Data Protection Regulation, intended to replace the current Directive, entered into force in May 2016 and will apply from May 2018.  The EU Data Protection Regulation will introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The EU Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

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

In June 2016, a majority of voters in the United Kingdom, or the UK, elected to withdraw from the EU in a national referendum.  The UK government is expected to initiate the formal withdrawal procedure by late March 2017.  The procedure involves a two-year negotiation period in which the UK and the EU must agree to terms of the UK’s withdrawal and arrangements for the UK’s future relationship with the EU.  This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the UK.  The referendum has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal.  From a regulatory perspective, the UK’s withdrawal could bear significant complexity and risks.  A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is that the applicant is established in the EU.  Following the withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK may no longer be valid.  Moreover, depending upon the exact terms of the UK’s withdrawal, the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure might not, in the future, include the UK.  In these circumstances, an authorization granted by competent UK authorities would be required to place medicinal products on the UK market.  In addition, the laws and regulations that will apply after the UK withdraws from the EU would affect the manufacturing sites that hold a certification issued by the UK competent authorities.  Our capability to rely on these manufacturing sites for products intended for the EU market would also depend upon the exact terms of the UK withdrawal.  The referendum has also given rise to calls for the governments of other EU Member States to consider withdrawal from the EU.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could significantly increase the complexity of our activities in the EU and in the UK, could depress our economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

We derive, and may continue to derive, a substantial amount of our product revenue from a limited number of customers and the loss of one or more of these customers or a decline in revenue from one or more of these customers could have an adverse impact on our results of operations and financial condition.

In the United States, we currently sell VARUBI primarily to wholesalers and specialty distributors and therefore a significant portion of our net product revenue is generated by a small number of customers.  Two customers accounted for 95% of our net product revenue during 2016 and five customers accounted for 99% of our accounts receivable balance at December 31, 2016.  In addition, a significant portion of our VARUBI end-user demand in 2016 was generated by members of a single group purchasing organization with whom we have contracted.  The loss of, material reduction in sales volume to, or a significant adverse change in our relationship with any of our key wholesalers or customers could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, net product revenues, may vary from period to period due to a variety of factors, including the buying patterns of our U.S. wholesalers and distributors, which vary from quarter to quarter.  In the event wholesalers and distributors with whom we do business determine to limit their purchases, product sales could be adversely affected.  For example, in advance of an anticipated price increase or a reduction in expected rebates or discounts, customers may order product in larger than normal quantities, which could cause product sales of to be lower in subsequent quarters than they would have been otherwise.  Further, any changes in purchasing patterns, inventory levels, increases in returns, delays in purchasing products or delays in payment for products by one of our wholesalers or distributors could also have a negative impact on our revenue and results of operations.

Risks Related to Our Dependence on Third Parties

We have no manufacturing facilities, and we are dependent on a limited number of third-party manufacturers for the manufacture and supply of VARUBI, rolapitant IV, niraparib and our other product candidates. If we experience problems with any of these third parties, the manufacturing of VARUBI, rolapitant IV, niraparib, or our other product candidates could be delayed, which could harm our ability to generate revenues from our approved products, our ability to obtain regulatory approval for our product candidates, and our results of operations.

We do not own or operate facilities for the manufacture of VARUBI, rolapitant IV, niraparib, or our other product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  We currently work with one contract manufacturing organization, or CMO, Hovione, for the production of rolapitant drug substance used for VARUBI and rolapitant IV, and one other CMO, Patheon, for commercial production of VARUBI.  We currently work with one CMO for the production of rolapitant IV drug product, which we anticipate will supply our commercial needs.  We currently work with two CMOs for the production of niraparib drug substance, and one other CMO for niraparib drug product supply, for our clinical and expected commercial needs.

As our drug development pipeline matures and we continue to commercialize VARUBI and, if approved, our other product candidates, including niraparib and rolapitant IV, we will have a greater need for clinical study and commercial manufacturing capacity.  We have limited experience manufacturing pharmaceutical products on a commercial scale, and some of our suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing.  The development of commercial-scale manufacturing capabilities may require our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience.  Our third-party manufacturers may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.  Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at an acceptable cost or in sufficient quantities or in a timely manner necessary to make commercially successful products, or may require us to pay significant costs, including for capital improvements to their facilities.  Therefore, our ability to successfully commercialize VARUBI or any of our product candidates, including niraparib and rolapitant IV, will require us to establish large-scale commercial manufacturing capabilities.  If our contract manufacturers or other third parties fail to deliver VARUBI and our potential future products, including niraparib and rolapitant IV, for commercial sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend commercialization of VARUBI, rolapitant IV, niraparib, or our other potential future products.

Existing inventory for niraparib drug substance and drug product from Merck provided the initial clinical trial material needed for our niraparib clinical program.  We have agreements in place with CMOs for the further production of niraparib to meet our clinical supply needs.  For development of our immuno-oncology antibody product candidates, we currently work with one CMO for the production of biologics.  For each of our product candidates, we may elect to pursue arrangements with other CMOs for manufacturing clinical supplies for later-stage trials and for commercialization.  We have not yet qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them.  If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

Any significant disruption in our supplier relationships could harm our business.  We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers.  There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture our drug products and product candidates.  Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms.  We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers.  Moreover, we currently do not have agreements for the commercial production of a number of these key materials which are used in the manufacture of our products and product candidates.  Any significant delay in the supply of a product or product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.  If our manufacturers or we are unable to purchase these key materials for VARUBI, rolapitant IV, niraparib or our other product candidates after regulatory approval, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our products and product candidates.

We rely on third parties to conduct our preclinical and clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for, or commercialize, our product candidates, and our business could be substantially harmed.

We have relied upon, and plan to continue to rely upon, AnaptysBio, MD Anderson and other third parties to discover and conduct preclinical research and development with respect to certain of our product candidates, including our antibody product candidates targeting PD-1, TIM-3 and LAG-3.  Although we participate in the planning of these programs, we do not directly control the amount or timing of resources devoted by these third parties to activities related to these product candidates.  Our third-party collaborators may not commit sufficient resources to our research and development programs for these candidates.  If our third-party collaborators fail to commit sufficient resources to any of our antibody product candidates, our preclinical programs related to any particular product candidate could be delayed, terminated, or unsuccessful.  Furthermore, if we fail to make required payments to these third-party collaborators, including up-front, milestone, reimbursement or royalty payments, or to observe other obligations in our agreements with them, these third parties may not be required to perform their obligations under our respective agreements with them and may have the right to terminate such agreements.

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

The individuals at our third-party collaborators and CROs who conduct work on our behalf are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs.  If our collaborators and CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our preclinical and clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Because we have relied and plan to continue to rely on third parties for the foregoing preclinical and clinical functions, our internal capacity to perform these functions is limited.  Outsourcing these functions involves risks that third parties may not perform to our standards, may not produce results in a timely manner, or may fail to perform at all.  In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.  We have a limited number of employees, which limits the internal resources we have available to identify and monitor our third-party providers.  To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected.  Although we carefully manage our relationships with our third-party collaborators and CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

With respect to patent rights, we do not know whether any of the pending patent applications for any of our licensed compounds will result in the issuance of patents that protect our technology or products, or whether they will effectively prevent others from commercializing competitive technologies and products.  Although we have a number of issued patents under our licensing agreements covering our technology, our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications.  Further, our licensors may be responsible, subject to certain exceptions, for prosecuting the patents covering our products, and we are reliant on them to do so in a diligent fashion, subject to our right to review and approve their prosecution activities.  If they fail to conduct such activities diligently, do not take approved actions, or otherwise fail to adequately protect our licensed patent rights, we may not obtain or maintain broad proprietary protection for our products.  Further, the examination process may require us or our licensors (where applicable) to narrow the claims, which may limit the scope of patent protection that may be obtained.  As the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad.  Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products.  Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and, may in some cases not be possible.  In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

The patent prosecution process is expensive and time-consuming, and we or our licensors (where applicable) may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.  Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  We expect to seek extensions of patent terms where they are available in any countries where we are prosecuting patents.  This includes in the United States under the Drug Price

Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent.  However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.  If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.  Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change.  Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions typically are not published until 18 months after filing, or in some cases not at all.  Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Previously, in the United States, assuming the other requirements for patentability are met, the first to make the claimed invention was entitled to the patent.  Outside the United States, the first to file a patent application is entitled to the patent.  In March 2013, the United States transitioned to a ‘first to file’ system in which the first inventor to file a patent application will be entitled to the patent.  Under either the previous or current system, third parties will be allowed to submit prior art prior to the issuance of a patent by the U.S. Patent and Trademark Office, or the USPTO, and may become involved in opposition, derivation, reexamination, post-grant review proceedings or interference proceedings challenging our patent rights or the patent rights of others.  An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates, and to use our proprietary technologies without infringing the proprietary rights of third parties.  The patent landscape for our products and product candidates is continuously evolving due in part to the fact that patent applications in the United States and many other jurisdictions are maintained in secrecy for at least 18 months following their earliest filing date.  We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the USPTO.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  For example, we are aware of third-party patents that contain claims potentially relevant to certain therapeutic uses of immune checkpoint inhibitors, and we are also aware of ongoing litigation involving third parties in the area.  If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology, which could impact the profitability of our products.  However, we may not be able to obtain any required license on commercially reasonable terms or at all.  Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.  We could be forced, including by court order, to cease commercializing the infringing technology or product.  In addition, in any such proceeding or litigation, we could be found liable for monetary damages.  A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.  Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Since our initial public offering in June 2012, the price of our common stock on the NASDAQ Global Select Market has ranged from $11.05 per share to $192.94 per share.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

Forecasting sales of VARUBI and if approved, rolapitant IV and niraparib, may be difficult, and if our revenue projections are inaccurate, our business may be harmed and our stock price may decline.

Our sales of VARUBI, rolapitant IV and niraparib will be difficult to forecast.  Factors that increase the difficulty of forecasting sales of each of our current and future products include the following:

•	the cost and availability of reimbursement for the product;

•	treatment guidelines issued by government and non-government agencies;

•	the timing of market entry relative to competitive products;

•	the availability of alternative therapies;

•	the price of the product relative to alternative therapies, including generic versions of products that compete with our product;

•	the rates of returns and rebates;

•	uncertainty about the pace of acceptance of the product;

•	the ability of our third-party manufacturers to manufacture and deliver the product in commercially sufficient quantities;

•	the ability of our third-party distributors and wholesalers to process orders in a timely manner and satisfy their obligations to us;

•	the extent and success of our marketing efforts; and

•	potential side effects or unfavorable publicity concerning our product or similar products.

The extent to which any of these or other factors individually or in the aggregate may impact future sales of our products is uncertain and difficult to predict.  Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results.  If our revenues from product sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable.  A shortfall in revenue would have a direct impact on our expected cash flow, our stock price and on our business generally.  Furthermore, to the extent that any projections we disclosed publicly regarding future product sales or our financial performance are incorrect, including as a result of the challenges in forecasting such sales, our stock price could be adversely affected, and we could be subject to an increased risk of litigation.  In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

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

Our executive officers, directors and their or our respective affiliates beneficially owned approximately 31.4% of our voting stock as of December 31, 2016.  This group of stockholders has the potential ability to control us through their ownership position.  Acting together, these stockholders may be able to determine the outcomes of certain matters requiring stockholder approval.  For example, this group may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.  The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We incur significant legal, accounting and other expenses as a public company, and these expenses will increase even more as our compliance obligations increase, including as a result of the requirement to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ Stock Market.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have substantially increased, and will continue to increase, our legal and financial compliance costs and have made and will make some activities more time-consuming and costly.  These costs have increased, and will continue to increase, our consolidated net loss.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain sufficient coverage.  We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.  The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

As of December 31, 2016, we have 53,621,679 shares of common stock outstanding.  Sales of a substantial number of shares of our common stock or other securities in the public market or in private placements could occur at any time.  These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  Of these outstanding shares,16,849,036 are currently held by directors, executive officers and other parties that may be deemed to be their or our affiliates and are available for sale subject to volume limitations, other restrictions under securities laws and, in some cases, vesting schedules.  We also have registered shares of common stock that we may issue under our equity compensation plans.  These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are subject to the periodic reporting requirements of the Exchange Act.  We design our disclosure controls and procedures to reasonably assure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.    These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.  Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosure due to error or fraud may occur and we may not detect them.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we may need additional capital in the future to continue our planned operations.  To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock.  These future issuances of common stock or common stock-related securities, together with the exercise of outstanding stock options, the vesting of outstanding restricted stock units, and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors.  Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates.  The initial number of shares of our common stock available for future grant under our 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, which became effective in April 2012, was 1,428,571 plus the number of shares of our common stock reserved for issuance under our 2010 Stock Incentive Plan, or the 2010 Incentive Plan, as of the effective date of the 2012 Incentive Plan (which was an additional 6,857 shares).  As of December 31, 2016, there were 694,923 shares of our common stock reserved for issuance under our 2012 Incentive Plan.  On May 14, 2015, our stockholders approved our 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan.  On May 11, 2016, our stockholders approved certain amendments to the 2015 Director Plan to limit the number of shares of the Company's common stock subject to awards granted in a calendar year to any non-employee director to 50,000 shares, and to affirm the 500,000 shares reserved for issuance under the plan.  The number of shares of our common stock available for future grant under our 2015 Director Plan is 297,544.  Future stock option grants and issuances of common stock under our equity plans may have an adverse effect on the market price of our common stock.

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

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt.  The indenture governing the Convertible Notes does not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity.  If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Convertible Notes, or to make payments in connection with any fundamental change or pay any cash due upon conversion.

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

Pursuant to Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost.  The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital caption of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes.  As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes.  We will report greater losses in our financial statements because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of December 31, 2016, our principal offices were located in a facility in Waltham, Massachusetts, where we leased office space totaling 124,000 square feet, which we use primarily for corporate functions.  The term of the lease continues until June 30, 2020.  We believe our facilities are adequate for our current needs.  If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

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

	HIGH	LOW
Year Ended December 31, 2015:
First quarter	$62.25	$36.14
Second quarter	$64.97	$50.55
Third quarter	$66.95	$38.14
Fourth quarter	$53.84	$38.01
Year Ended December 31, 2016:
First quarter	$51.57	$29.51
Second quarter	$84.91	$36.68
Third quarter	$110.48	$80.35
Fourth quarter	$148.74	$96.52

On February 24, 2017, the last reported sale price of our common stock was $186.90 per share.  As of the close of business on February 24, 2017, there were approximately 30 holders of record of our common stock.  Because many of the common shares are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Performance Graph (1)

The following graph presents a comparison from June 28, 2012 through December 31, 2016 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index.  Such returns are based on historical results and are not intended to suggest future performance.  Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

(1)

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of TESARO, Inc. under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth certain of our selected historical financial data at the dates and for the periods indicated.  The selected historical statement of operations data presented below for the years ended December 31, 2014, 2015, and 2016 and the historical balance sheet data as of December 31, 2015 and 2016, have been derived from our audited consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.  The historical statement of operations data for the years ended December 31, 2012 and 2013 and the historical balance sheet data as of December 31, 2012, 2013 and 2014 have been derived from financial statements not included in this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2012	2013	2014	2015	2016
Statement of Operations Data:

Revenues:
Product revenue, net	$—	$—	$—	$—	$6,877
License, collaboration and other revenues	—	—	—	317	37,946
Total revenues	—	—	—	317	44,823

Expenses:
Cost of sales - product	—	—	—	—	1,256
Cost of sales - intangible asset amortization	—	—	—	268	1,855
Research and development	47,200	75,725	118,425	155,390	235,144
Selling, general and administrative	6,715	14,780	23,935	78,701	158,578
Acquired in-process research and development	8,000	1,940	24,900	2,000	18,940
Total expenses	61,915	92,445	167,260	236,359	415,773
Loss from operations	(61,915)	(92,445)	(167,260)	(236,042)	(370,950)

Interest expense	—	—	(3,776)	(15,414)	(16,487)
Interest income	152	83	24	48	1,440
Loss before income taxes	(61,763)	(92,362)	(171,012)	(251,408)	(385,997)

Provision for income taxes	—	—	—	—	1,475

Net loss	$(61,763)	$(92,362)	$(171,012)	$(251,408)	$(387,472)

Net loss per share applicable to common stockholders - basic and diluted	$(4.51)	$(2.93)	$(4.79)	$(6.38)	$(8.13)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	13,696	31,559	35,739	39,387	47,652

	As of December 31,
	2012	2013	2014	2015	2016
Balance Sheet Data:
Cash and cash equivalents	$125,445	$130,310	$256,861	$230,146	$785,877
Working capital	114,902	121,916	234,231	189,810	738,066
Total assets	127,380	135,578	260,385	255,281	839,845
Convertible notes, net	—	—	111,964	121,325	131,775
Common stock and additional paid-in capital	202,798	302,650	474,566	688,792	1,604,803
Total stockholders’ equity	115,662	123,152	124,056	86,874	611,211

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We have in-licensed and are developing several oncology-related product candidates, including rolapitant, niraparib, and the product candidates under our immuno-oncology platform.

On September 1, 2015, our first commercial product, VARUBI®, which is the oral formulation of rolapitant, was approved by the U.S. Food and Drug Administration, or FDA, for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  We commenced shipments of VARUBI to distributors in November 2015.

A summary description of our current products and product candidates is as follows:

•

Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, is approved for commercialization in the United States, and we are developing an intravenous, or IV, formulation of rolapitant.  We submitted a new drug application, or NDA, for rolapitant IV to the FDA in March 2016.  In January 2017, the FDA issued a complete response letter requesting additional information regarding the in vitro release method utilized to characterize the drug product and demonstrate comparability of drug product produced by our two proposed commercial manufacturers of rolapitant IV that were included in the NDA.  We will need to provide the additional requested information to the FDA in the form of a resubmission of the NDA, which the FDA will need to deem acceptable, in order for the NDA to be approved and for us to be allowed to market and sell rolapitant IV in the U.S.  We also submitted a Marketing Authorization Application, or MAA, for oral rolapitant to the European Medicines Agency, or EMA, in March 2016.  In February 2017, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, rendered a positive opinion for our MAA for oral rolapitant, for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic chemotherapy in adults.

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  We have several ongoing clinical trials evaluating niraparib for the treatment of ovarian or breast cancers, and we expect to initiate dosing in further clinical trials of niraparib during 2017.  We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.  Based on research related to PARP inhibitors generally, we believe niraparib may also be active in the treatment of several other tumor types.  In June 2016, we announced that the Phase 3 NOVA trial of niraparib successfully achieved its primary endpoint, demonstrating that niraparib significantly prolonged progression-free survival, or PFS, compared to control among patients with recurrent ovarian cancer.  We submitted an MAA for niraparib in October 2016, which the EMA has accepted for review.  We also submitted an NDA for niraparib in October 2016, for which the FDA has granted a priority review designation with a target Prescription Drug User Fee Act action date of June 30, 2017.

•

Immuno-Oncology Platform: In March 2014, we added immuno-oncology programs to our portfolio of product candidates by entering into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets.  We initiated a Phase 1, dose escalation study in March 2016 for our first immuno-oncology antibody, TSR-042, which targets PD-1.  In July 2016, we commenced the dosing of the first patient in a Phase 1, dose escalation study for our second immuno-oncology antibody, TSR-022, which targets TIM-3.  We have commenced pre-clinical research for our antibody candidate targeting LAG-3, TSR-033, and expect to initiate a Phase 1 study in 2017.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3, and LAG-3, and certain bi-specific antibody product candidates.  In addition, we are evaluating our immuno-oncology anti-tumor agents, including TSR-042, in preclinical combination studies with niraparib and other anti-tumor agents.

In February 2016, we entered into an exclusive collaboration with the Institute for Applied Cancer Science at The University of Texas MD Anderson Cancer Center, or MDACC, to discover and develop small molecule product candidates against undisclosed immuno-oncology targets.  Under the terms of the agreement, we will receive exclusive worldwide rights to develop and commercialize any small molecule product candidates that result from this collaboration.  MDACC will be responsible for conducting research activities aimed at identifying clinical candidates with defined characteristics targeting certain immuno-oncology targets.  We will fund research, development, and commercialization expenses for this collaboration.

In April 2016, we entered into a global prostate cancer collaboration and license agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, under which we granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide, except for Japan.  We retain all rights worldwide (except China) to develop and commercialize niraparib outside of prostate cancer.  In connection with the execution of the Collaboration Agreement, we received a $35.0 million up-front license fee from Janssen, and assuming successful development and commercialization of niraparib products for prostate cancer, we could receive up to an additional $415 million in clinical, regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for conducting and funding all development and commercialization of niraparib in prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.  We also entered into separate stock purchase and investor agreements with an affiliate of Janssen, Johnson & Johnson Innovation — JJDC, Inc., or JJDC, whereby we sold and issued 1,130,198 shares of our common stock to JJDC on April 5, 2016 at a price of $44.24 per share, for an aggregate purchase price of approximately $50.0 million.

In September 2016, we entered into a collaboration, development and license agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab.  Under the terms of the agreement, we granted to Zai Lab an exclusive license to develop and commercialize niraparib for the territories of China, Hong Kong and Macao, or the China Territories.  In partial consideration for the license grant to Zai Lab for the China Territories, Zai Lab paid us a non-refundable, up-front license fee of $15.0 million in the fourth quarter of 2016.  We will be eligible to receive milestone payments contingent on Zai Lab achieving certain specified development and commercial goals.  In return for certain consideration, we also have an option to co-market niraparib in the China Territories with Zai Lab.  If we elect not to exercise this option, we will be eligible to receive tiered royalties based on percentages of net sales of niraparib in the China Territories ranging from the mid- to high-teens.  This agreement also provides us with the right of first refusal with respect to licenses for two novel, discovery-stage immuno-oncology programs from Zai Lab.

As of December 31, 2016 we had an accumulated deficit of $990.7 million.  Our net losses were $387.5 million, $251.4 million, and $171.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the commercialization of VARUBI and our other product candidates; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs such as rolapitant IV, niraparib, TSR-042 and TSR-022; (iii) the immuno-oncology development activities under our collaborations; (iv) costs related to expanding our international operations; and (v) other research and development activities and potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  For example, if our NDA and MAA submissions for niraparib are approved, we will be obligated to make milestone payments of $25.0 million and $15.0 million, respectively, to Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck.  If we obtain regulatory approval for any of our product candidates in addition to rolapitant, or in anticipation of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing selling, general and administrative costs associated with our anticipated growth, international expansion, and continuing operation as a multinational public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing and progress of our clinical trial activity and commercialization efforts for VARUBI, rolapitant IV, niraparib and our other product candidates.  Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we will need to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Rolapitant.  In December 2010, we entered into a license agreement with OPKO to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  The license agreement also extended to an additional, backup compound, SCH900978, to which we have similar rights and obligations as rolapitant, but which we are not currently advancing.  We are required to make development milestone payments to OPKO of up to an aggregate of $30.0 million, of which we have paid $20.0 million to date, if specified regulatory and initial commercial sales milestones are achieved in the U.S. and Europe.  In addition, we are required to make milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  We are required to pay OPKO tiered royalties on the amount of annual net sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of (i) the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable, and (ii) 12 years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  We are also required to pay OPKO an annual minimum royalty of $2.5 million in each of the first five full calendar years of commercial sales of VARUBI.  Additionally, if we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts received by us in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.

Rolapitant — Intravenous Formulation.  We are developing a single dose IV formulation of rolapitant to address what we believe is a market need.  If approved, this formulation will provide physicians with another route of administering rolapitant, in addition to VARUBI, the oral formulation.  We believe the IV formulation will alleviate certain concerns associated with payor pre-approval, logistics and pharmacy availability that are sometimes associated with oral formulations of drugs utilized by cancer patients.  We submitted a new drug application, or NDA, for rolapitant IV to the FDA in March 2016.

Niraparib.  In May 2012, we entered into a license agreement with Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans.  We are not currently advancing MK-2512.  We are required to make total milestone payments to Merck of up to $57.0 million in U.S. and European development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  We have made milestone payments to Merck to date totaling $12.8 million.  If commercial sales of niraparib commence, we will pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis.

We are responsible for all clinical, regulatory and other activities necessary to develop and commercialize niraparib.  At the time of the license transaction, niraparib had completed a Phase 1 clinical trial in cancer patients as a monotherapy.  We have evaluated niraparib for the treatment of patients with recurrent ovarian cancer in our NOVA Phase 3 clinical study, for which dosing was initiated in July 2013.  In June 2016, we announced that the Phase 3 NOVA trial of niraparib successfully achieved its primary endpoint, demonstrating that niraparib significantly prolonged progression-free survival, or PFS, compared to control.  In October 2016, we submitted an NDA and an MAA for niraparib for the treatment of patients with recurrent ovarian cancer, based on the results of the NOVA clinical study.  We have initiated commercial preparations in support of the potential launch of niraparib, pending regulatory approvals that we anticipate in the U.S. in the first half of 2017 and in Europe in the second half of 2017.  We also commenced our QUADRA trial in April 2015.  QUADRA is a Phase 2 clinical trial of niraparib for the treatment of patients with ovarian cancer who have received three or four regimens of therapy.  We also commenced the PRIMA Phase 3 clinical trial of niraparib as a maintenance treatment in ovarian cancer patients following response to first-line platinum-based chemotherapy, in August 2016.  We are also evaluating niraparib in breast cancer patients with germline BRCA mutations in the BRAVO Phase 3 clinical trial, which we commenced in April 2014.  In May 2015, we entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  This trial, referred to as TOPACIO, initiated dosing in April 2016.  We also are collaborating with the Nordic Society of Gynecologic Oncology, or NSGO (in collaboration with the European Network for Gynaecological Oncological Trial groups, or ENGOT) in their trial evaluating niraparib plus bevacizumab in ovarian cancer patients in a Phase 1/2 trial referred to as the AVANOVA trial.  Based on research related to PARP inhibitors generally, we believe niraparib may also be active in the treatment of several other tumor types.

Immuno-Oncology Platform.  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a therapeutic antibody company, which we expanded by amending the agreement in November 2014.  We entered into another amendment in February 2016 to extend the term of the initial discovery period and our and AnaptysBio’s associated activities under the agreement.  Under the terms of this agreement, we obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of immunotherapy antibody product candidates targeting PD-1, TIM-3 and LAG-3, and certain bi-specific antibody product candidates. Under the amended agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

Under the terms of the amended agreement, in 2014 we made up-front, non-creditable and non-refundable cash payments of $19.0 million to AnaptysBio.   Under the terms of the amended agreement, we are required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of the four development programs, we will be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, of which we have paid $11.0 million to date, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of December 31, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $785.9 million.  Since our inception in 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through December 31, 2016, we received $1.4 billion in proceeds, net of underwriting discounts and commissions and offering expenses, from public offerings of common stock and private placements of convertible preferred stock.  On September 29, 2014, we issued $201.3 million aggregate principal amount of Convertible Notes, with net proceeds of $194.7 million, and we used $20.8 million of the proceeds from this transaction to enter into capped call option transactions, or Capped Calls, associated with the Convertible Notes.  In March 2016, we sold 4,404,658 shares of our common stock in a private placement at a price of $35.19 per share, and received approximately $155.0 million in net proceeds.    In April 2016, we sold 1,130,198 shares of common stock to JJDC at a price of $44.24 per share, for an aggregate purchase price of approximately $50.0 million.  In July 2016, we sold 5,347,500 shares of our common stock, in an underwritten follow-on public offering at a price to the public of $81.00 per share, resulting in net proceeds of $408.9 million.  In November 2016, we sold 1,750,000 shares of our common stock, in an underwritten follow-on public offering at a price to the public of $135.00 per share, resulting in net proceeds of $224.2 million.

Financial Operations Overview

Revenue

Product revenue is currently derived from sales of our sole commercial product, VARUBI, in the United States.  License, collaboration and other revenues relate to our license agreements with Janssen and Jiangsu Hengrui Medicine Co., Ltd. or Hengrui.  Janssen has licensed the rights to develop, manufacture and commercialize niraparib worldwide (except for Japan) for the treatment of prostate cancer.  Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.

For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below.  Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products, including any of our product candidates that we have in-licensed (rolapitant, niraparib, and products potentially resulting from our immuno-oncology collaboration with AnaptysBio) or other products or product candidates that we may in-license or acquire in the future.  We expect to incur losses for the foreseeable future, and these losses may increase as we continue our development of, and seek regulatory approvals for, niraparib and rolapitant IV, continue commercial activities associated with VARUBI, continue to establish our commercial infrastructure, incur additional costs related to our continued development of our immuno-oncology platform, incur costs associated with our anticipated growth and international expansion, engage in pre-commercial activities relating to our product candidates, and incur increased interest expenses.

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

We intend to adopt new revenue accounting guidance during 2017, which will impact the amount and timing of our future revenue recognition as well as the amount of revenue previously recognized in our published financial statements. For further discussion, see Note 2, “Summary of Significant Accounting Policies”, in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

•	fees and costs related to regulatory filings and activities;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent, utilities, maintenance of facilities, insurance and other supplies; and

•	other costs associated with clinical, preclinical discovery and other research activities.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs.  More specifically, we expect costs to increase as we: continue our currently ongoing Phase 2 and 3 trials for, continue our manufacturing development and validation related to, and initiate additional investigative and collaborative studies related to, niraparib; continue manufacturing and regulatory activities for the IV formulation of rolapitant; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform; and hire additional personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the years ended December 31, 2014, 2015 and 2016, respectively (in thousands).

	Year Ended December 31,
	2014	2015	2016
Rolapitant Expenses
Acquired in-process research and development	$5,000	$—	$—
Research and development	33,017	25,799	16,628
Rolapitant total	38,017	25,799	16,628

Niraparib Expenses
Acquired in-process research and development	900	—	9,940
Research and development	46,694	60,982	104,778
Niraparib total	47,594	60,982	114,718

Immuno-Oncology Platform Expenses
Acquired in-process research and development	19,000	2,000	9,000
Research and development	5,726	20,384	34,646
Immuno-Oncology Platform total	24,726	22,384	43,646

TSR-011 Expenses (1)
Acquired in-process research and development	—	—	—
Research and development	6,014	4,313	1,581
TSR-011 total	6,014	4,313	1,581

Personnel and Other Expenses	26,974	43,912	77,511

Total	$143,325	$157,390	$254,084

(1) In October 2015 our Board of Directors determined to discontinue the development of TSR-011.  2016 expenses relate to the wind-down of our Phase 1/2a clinical trial.

For further discussion of the changes in our research and development expenses with respect to the year ended December 31, 2016 and the corresponding period of 2015, see “Results of Operations — Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for our commercial personnel, including our field sales force, certain medical education professionals and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions.  Selling, general and administrative expenses also include certain facility-related costs, communication expenses, pre-commercial and commercial consulting, advertising, market research, and other activities necessary to prepare for and support the launches of VARUBI and other product candidates, and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our selling, general and administrative expenses will increase in the future in support of our U.S. and ex-U.S. commercial and pre-commercial activities related to VARUBI, rolapitant IV, niraparib and our other product candidates, continued research and development activities, as well as the continued costs of operating as a public multinational company.  If any of our product candidates are approved, these increases will likely be significant and will likely include increased costs related to the hiring of additional personnel domestically and internationally, executing global marketing and promotional programs, hiring consultants, leasing of additional facility space, enhancing information technology systems, and legal and other professional fees, among other expenses.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes and interest income earned on cash and cash equivalents.  A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	Year Ended December 31,		Increase/
	2015	2016	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$—	$6,877	$6,877
License, collaboration and other revenues	317	37,946	37,629
Total revenues	317	44,823	44,506

Expenses:
Cost of sales - product	—	1,256	1,256
Cost of sales - intangible asset amortization	268	1,855	1,587
Research and development	155,390	235,144	79,754
Selling, general and administrative	78,701	158,578	79,877
Acquired in-process research and development	2,000	18,940	16,940
Total expenses	236,359	415,773	179,414

Loss from operations	(236,042)	(370,950)	(134,908)
Other income (expense), net	(15,366)	(15,047)	319
Loss before income taxes	(251,408)	(385,997)	(134,589)

Provision for income taxes	—	1,475	1,475

Net loss	$(251,408)	$(387,472)	$(136,064)

Product Revenue.  We recorded no product revenue for the year ended December 31, 2015.  We recorded $6.9 million of net product revenue for the year ended December 31, 2016.  This amount relates to U.S. sales of VARUBI, our first commercial product, which we began shipping in the U.S. in November 2015.  We distribute our product in the U.S. principally through a limited number of specialty distributors and to a lesser extent though the specialty pharmacy channel.  During the year ended December 31, 2016, we have recorded product revenue related to VARUBI shipped to date by the specialty pharmacy to patients, and by the specialty distributors to providers.  We have not recorded any product revenue from VARUBI units that remained in distributors’ inventories as of December 31, 2016.  For such shipments, we have concluded that we had not met the revenue recognition criteria under current accounting guidance.  The corresponding costs of product sales for which we have not recognized product revenue (which are not material) have similarly not been reflected in the consolidated statement of operations.  We expect specialty distributors to comprise a majority of our ultimate product sales.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2,

“Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Since the launch of VARUBI, we have shipped approximately 23,800 units to our specialty distributors and specialty pharmacy, of which approximately 22,800 units were subsequently shipped by those distributors to providers and patients through December 31, 2016.  For product sales recognized to date which, as described above, are comprised of units shipped by distributors to providers or patients through December 31, 2016, the average net sales price per unit to us (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or, the gross-to-net adjustment) was approximately $301 or approximately 57% of the list price at which our direct customers purchased each unit of VARUBI.  We expect that our gross-to-net adjustment to VARUBI revenues will be higher in the future (and net revenue per unit will be lower) as a result of changes to our customer and payor mix and market demands for increased discounts and concessions.

License, Collaboration and Other Revenues.  License revenue of $37.9 million for the year ended December 31, 2016 relates to our license agreements with Janssen and Hengrui, and includes amortization of up-front license payments and shipments of materials to our collaborators.  License revenue of $0.3 million for the year ended December 31, 2015 relates to our license agreement with Hengrui.

Cost of Sales - Product.  Cost of sales of $1.3 million for the year ended December 31, 2016 consists primarily of costs associated with the manufacturing of VARUBI and royalties owed to our licensor for VARUBI sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of VARUBI units recognized as revenue during the year ended December 31, 2016 were expensed prior to the September 2015 FDA approval, and therefore are not included in cost of sales during the year.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories.  No product cost of sales was recorded for the year ended December 31, 2015.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $1.9 million for the year ended December 31, 2016 consists of amortization of the intangible asset recorded in 2015 as a result of the $15.0 million milestone paid to OPKO upon the first commercial sale of VARUBI.  Amortization of $0.3 million was recorded for the year ended December 31, 2015.

Research and Development Expenses.  Research and development expenses were $235.1 million for the year ended December 31, 2016, compared to $155.4 million for the year ended December 31, 2015, an increase of $79.7 million.  The increase was primarily due to higher expenses related to the development of niraparib and our immuno-oncology platform, as well as the hiring of additional personnel, and was partially offset by lower expenses associated with the development of rolapitant and TSR-011.  Significant changes resulting in this increase included:

•

an increase of $43.8 million in costs associated with the niraparib program, primarily comprised of increased costs related to ongoing or new clinical trials, manufacturing development and regulatory activities;

•

an increase of $24.8 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities;

•	an increase of $14.3 million in costs associated with our immuno-oncology platform due to increased costs related to biologics manufacturing and non-clinical research activities; and

•	a decrease of $9.2 million in costs associated with rolapitant, primarily due to lower costs relating to rolapitant IV development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $8.7 million, primarily related to increased awards of employee stock options and higher grant-date fair values of those awards.

Inventory-related costs of $1.4 million and $5.1 million incurred prior to FDA approval of VARUBI were recorded as research and development expenses in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2015, respectively.  We expect to use the remaining pre-commercialization inventory and materials through future product sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $158.6 million for the year ended December 31, 2016, compared to $78.7 million for the year ended December 31, 2015, an increase of $79.9 million.  The increase was primarily due to increases of: $36.2 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI, and hiring to support our international operations; $30.6 million in professional and consulting fees and other expenses to support corporate operational, international and commercialization activities; and $14.0 million in stock-based compensation expense.

Acquired In-Process Research and Development Expenses.  We recorded $18.9 million in acquired in-process research and development expenses for the year ended December 31, 2016, of which $9.0 million related to our immuno-oncology platform and $9.9 million related to the niraparib program.  We recorded $2.0 million in acquired in-process research and development expenses for the year ended December 31, 2015, comprised of two $1.0 million milestones related to our immuno-oncology platform.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes, and interest income earned on cash and cash equivalents.  Interest income increased by $1.4 million during the year ended December 31, 2016, primarily due to higher balances of interest-bearing cash equivalents.  Interest expense increased by $1.1 million due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.

Provision for Income Taxes.  Provision for income taxes of $1.5 million for the year ended December 31, 2016 consisted of $0.2 million of current income tax expense, which relates primarily to subsidiary operations in foreign tax jurisdictions, $1.4 million of China withholding taxes on the up-front license payment we received from Zai Lab, and $(0.1) million of foreign deferred tax benefit.  We recorded no provision for income taxes for the year ended December 31, 2015.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Year Ended December 31,		Increase/
	2014	2015	(Decrease)
	(in thousands)
License, collaboration and other revenues	$—	$317	$317

Expenses:
Cost of sales - intangible asset amortization	—	268	268
Research and development	118,425	155,390	36,965
General and administrative	23,935	78,701	54,766
Acquired in-process research and development	24,900	2,000	(22,900)
Total expenses	167,260	236,359	69,099

Loss from operations	(167,260)	(236,042)	(68,782)
Other income (expense), net	(3,752)	(15,366)	(11,614)
Net loss	$(171,012)	$(251,408)	$(80,396)

License, Collaboration and Other Revenues.  License revenue of $0.3 million during 2015 relates to our license agreement with Hengrui.  At December 31, 2015, we had received an up-front payment of $1.0 million and amortized $0.3 million of license revenue during the year ended December 31, 2015.

During the fourth quarter of 2015, and in connection with the launch of VARUBI, we shipped 6,170 units for stocking to distributors.   We did not recognize product revenue during the year ended December 31, 2015 related to these shipments, as we concluded that at the time we did not meet the revenue recognition criteria under current accounting guidance.  We recognized revenue on these shipments during 2016 once we concluded that we had met all applicable revenue recognition criteria.  As we had not recognized any product revenue, the corresponding costs of product sales similarly were not recognized during the year ended December 31, 2015.

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

Research and Development Expenses.  Research and development expenses were $155.4 million for the year ended December 31, 2015, compared to $118.4 million for the year ended December 31, 2014, an increase of $37.0 million.  The increase was primarily due to higher expenses related to the development of our immuno-oncology platform, niraparib, and additional personnel, partially offset by lower expenses associated with the development of rolapitant and TSR-011.  Significant changes resulting in this increase included:

•

an increase of $14.7 million in costs associated with our immuno-oncology platform due to increased costs related to biologics manufacturing and non-clinical research activities.  In addition, the 2015 expense represented a full year of effort on all of the current antibody candidates, while the expense for the prior year period reflected effort only on those candidates identified in the initial collaboration and exclusive license agreement with AnaptysBio, which was executed during March 2014;

•

an increase of $14.3 million in costs associated with niraparib development activities, primarily related to increased costs of our ovarian cancer clinical trials, partially offset by lower costs relating to drug process development and manufacturing;

•

an increase of $11.3 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities; and

•

a decrease of $7.2 million in costs associated with rolapitant development activities, primarily due to lower costs related to the oral rolapitant Phase 3 clinical trials, which were completed in 2014, partially offset by increased costs relating to drug process development and manufacturing and costs relating to rolapitant IV development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $5.7 million, primarily related to increased awards of employee stock options and higher grant-date fair values of those awards.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $78.7 million for the year ended December 31, 2015, compared to $23.9 million for the year ended December 31, 2014, an increase of $54.8 million.  The increase was primarily due to increases of: $30.8 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI; $15.8 million in professional and consulting fees and other expenses to support corporate operational, pre-commercialization and commercial market research, advertising and other activities; and $8.1 million in stock-based compensation expense.

Acquired In-Process Research and Development Expenses.  We recorded $2.0 million in acquired in-process research and development expenses for the year ended December 31, 2015, comprised of two $1.0 million milestones related to our immuno-oncology platform.  We recorded $24.9 million in acquired in-process research and development expenses for the year ended December 31, 2014.  This amount consisted of $19.0 million in total up-front payments under the agreement with AnaptysBio, a $5.0 million milestone payment to OPKO related to the acceptance of the oral rolapitant NDA for review by the FDA, and a $0.9 million milestone payment to Merck related to the niraparib program.

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

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2014, 2015 and 2016 (in thousands):

	Year Ended December 31,
	2014	2015	2016
Net cash provided by (used in):
Operating activities	$(117,485)	$(194,531)	$(287,671)
Investing activities	(25,911)	(19,805)	(23,324)
Financing activities	269,947	187,621	866,884
Effect of exchange rate changes on cash and cash equivalents	—	—	(158)
Increase (decrease) in cash and cash equivalents	$126,551	$(26,715)	$555,731

Operating Activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  The significant increases in cash used in operating activities for the years ended December 31, 2015 and 2016 were primarily due to increased external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform, and increased internal and external expenses related to pre-commercial and other commercial activities related to the VARUBI approval and launch.  Higher costs associated with increased employee headcount related to expanded development activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external development costs associated with our rolapitant program.  Purchases of VARUBI inventories also contributed to the increase in cash used in operating activities for the year ended December 31, 2016.

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

•

for the year ended December 31, 2015, a $15.0 million commercial milestone payment to OPKO for the rolapitant program (recorded as an intangible asset), and $2.0 million in milestone payments for the immuno-oncology platform; and

•	for the year ended December 31, 2016, $9.0 million in milestone payments for the immuno-oncology platform and $9.9 million for the niraparib program.

Cash used in investing activities for the years ended December 31, 2014, 2015 and 2016 also included the use of $1.0 million, $2.3 million, and $2.9 million, respectively, for purchases of property and equipment.

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

•	for the year ended December 31, 2015, net cash proceeds of $179.8 million from a follow-on offering of common stock; and

•

for the year ended December 31, 2016, net cash proceeds of $838.1 million from offerings of our common stock, consisting of: $155.0 million from the March 2016 private placement of common stock; $50.0 million from the April 2016 private sale of common stock to JJDC; and $408.9 million and $224.2 million, respectively, from follow-on public offerings of common stock in July 2016 and November 2016.

Cash provided by financing activities during the years ended December 31, 2014, 2015 and 2016 also included $1.9 million, $7.9 million and $28.8 million, respectively, in proceeds from exercises of stock options under our 2010 Stock Incentive Plan and 2012 Omnibus Incentive Plan, and issuances of common stock under our 2012 Employee Stock Purchase Plan.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the commercialization of VARUBI and our other product candidates; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs including rolapitant IV, niraparib, TSR-042 and TSR-022; (iii) the immuno-oncology development activities under our collaborations; (iv) costs related to expanding our international operations; and (v) other research and development activities and potential future collaborative or in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and global expansion, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We may require additional capital for the continuing commercialization of VARUBI, further development and potential commercialization of our other product candidates, including any license payments or milestone obligations that may arise, required costs relating to our immuno-oncology development programs, and cash interest obligations related to our Convertible Notes.  We may also need additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the Convertible Notes at maturity or, at our election, upon conversion.  We believe our existing cash and cash equivalents and the cash we expect to generate from product sales will be sufficient to fund our existing cash flow requirements and our operations at their currently planned levels through at least the 12 months following the filing of this Annual Report on Form 10-K.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•	our ability to generate revenues from sales of VARUBI and future products, including rolapitant IV and niraparib;

•	the cost of expanding our sales, marketing and distribution capabilities;

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

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•	the discovery, preclinical and clinical development plans that are or will be established for our immuno-oncology assets and potential product candidates under our collaboration with MDACC;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
					More than 5
	Total	Less than 1 year	1 to 3 years	3 to 5 years	years
Convertible Notes (a)	$229,929	$6,038	$12,075	$211,816	$—
Purchase commitments and other commitments	46,652	37,856	6,296	2,500	—
Operating lease obligations	19,546	5,200	11,259	3,087	—
Totals	$296,127	$49,094	$29,630	$217,403	$—

(a)

See Note 7, “Convertible Notes”, in the Notes to Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information. Amounts include both principal and interest.

Purchase and Other Commitments

Purchase commitments in the table above relate to agreements with certain vendors for the provision of services, including services related to commercial manufacturing, data management, clinical operation support and diagnostic development for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors.  Certain agreements provide for termination rights subject to termination fees.  Under such agreements, we are contractually obligated to make certain minimum payments to the vendors, mainly to reimburse the vendor for unrecoverable outlays incurred prior to cancellation; the exact amounts of which are dependent on the timing of termination and the exact terms of the relevant agreement and cannot be estimated with reasonable accuracy.  In the table above, we have included our estimated commitments under such agreements as of December 31, 2016, assuming we do not terminate these agreements.

These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we have a contractual commitment to pay.  The actual amounts we pay in the future to the vendors under such agreements may be less than the amounts shown in the table above.

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

As of December 31, 2016, we had several ongoing clinical studies in various clinical trial stages.  Our most significant clinical trial expenditures are made to clinical research organizations, or CROs.  Due to cancellation rights included in our contractual agreements with our CROs, we have not included any amounts related to our CRO contracts in the contractual obligations table above (other than those described in the preceding paragraph).

Our collaboration agreement with Myriad Genetics, Inc. allows us to terminate the agreement with proper written notice.  However, we are required to pay any remaining unpaid milestones up to $5.5 million, which are included in the table above in the less than 1 year column, consistent with our product development expectations.

Operating and Facility Lease Obligations

Operating lease obligations in the table above relate to operating leases for office facilities.  We lease approximately 124,000 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The term of the lease commenced April 1, 2013 and continues through June 30, 2020. We also lease approximately 7,100 square feet of office space in Zug, Switzerland under a non-cancelable operating lease agreement executed in August 2016 with a lease term through August 31, 2021.

Product Licenses

In addition to the amounts set forth in the table above, we have certain obligations under licensing agreements with third parties that are contingent upon achieving various development, regulatory and commercial milestones.  Pursuant to our license agreement with OPKO for the development and commercialization of rolapitant, we are required to make milestone payments to OPKO of up to an aggregate of $30.0 million if certain regulatory approvals and initial commercial sales milestones are achieved, of which we have paid $20.0 million to date through December 31, 2016.  Further, we are required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  Pursuant to our license agreement with Merck for the development and commercialization of niraparib, we are required to make total milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  We have made milestone payments to Merck totaling $12.8 million to date.  Pursuant to our collaboration and exclusive license agreement and the associated amendment with AnaptysBio, we are required to reimburse AnaptysBio on a quarterly basis for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  For each of our four development programs, we will also be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.  We have made milestone payments to AnaptysBio totaling $11.0 million to date.  Finally, pursuant to the terms of each of these license agreements, when and if commercial sales of a product commence, we will pay royalties to our licensors on net sales of the respective products.

In October 2016, we submitted an NDA to the FDA, and an MAA to the EMA, for niraparib, and those regulatory submissions are currently under review.  If they are approved, we will be obligated to make milestone payments of $25.0 million and $15.0 million, respectively, to Merck.  We also have submitted an MAA to the EMA for oral rolapitant, and if this submission is approved, then upon our first commercial sale in Europe, we will be obligated to make a $10.0 million milestone payment to OPKO.  Also, under our license and collaboration agreement with AnaptysBio, we could be obligated to make milestone payments totaling $10.0 million during 2017, based on our current clinical development plans.

Technology Licenses

In October 2012, we entered into two license agreements with AstraZeneca UK Limited, under which we made aggregate up-front payments of $0.4 million.  These agreements provide us with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, we may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.  We have not included any amounts related to these agreements in the table above.  We have made milestone payments to AstraZeneca totaling $0.4 million through December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, net product revenue, stock-based compensation expense and intangible assets.  We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  In making estimates and judgments, management employs critical accounting policies.

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

Stock-Based Compensation

We recognize compensation costs related to stock options, restricted stock units and restricted stock awards granted to employees based on the estimated fair value of the awards on the date of grant.  Following the consummation of our initial public offering, stock option, restricted stock units and restricted stock award fair values are determined utilizing the quoted market price of our common stock.  For awards with performance conditions, the related compensation cost is recognized as an expense, starting when the milestone becomes probable of being met, over the remaining performance period.  Described below is the methodology we utilize in measuring stock-based compensation expense.

Since our inception in March 2010, we have applied the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 718, Compensation - Stock Compensation.  Determining the amount of stock-based compensation to be recorded requires us to estimate the fair value of a stock-based award as of its grant date.  Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award.  Estimating the fair value of stock-based awards requires us to make subjective assumptions.  We use the Black-Scholes option pricing model to value our stock option awards.  This valuation methodology requires us to make assumptions regarding the expected volatility of our common stock, the expected term of the stock option, the risk-free interest rate for a period that approximates the expected term of the stock option, and our expected dividend yield.  Prior to June 2012, we were a privately-held company with a limited operating history and accordingly we utilized data from representative peer companies to estimate expected stock price volatility from our inception to our initial public offering.  We selected peer companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development, market capitalization and therapeutic focus.  Since our initial public offering in June 2012, we have continued to use volatility data from a representative peer group, blended with our own actual volatility, to estimate expected stock price volatility, due to the limited public trading history of our common stock.  To determine the expected term assumption, we use the simplified method as prescribed by U.S. Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.  We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends.  The risk-free interest rate used for each stock option is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected term.

The following table presents the assumptions used in estimating the grant-date fair values of stock options granted during the years ended December 31, 2014, 2015 and 2016:

	Years Ended December 31,
	2014			2015			2016
Dividend yield		—			—			—
Volatility	69%	-	76%	63%	-	65%	57%	-	59%
Risk-free interest rate	1.65%	-	2.07%	1.35%	-	1.95%	1.07%	-	2.10%
Expected term (years)	5.50	-	6.08	5.50	-	6.08	5.50	-	6.08

Stock-based compensation expense totaled $11.7 million, $25.9 million, and $48.5 million, respectively, for the years ended December 31, 2014, 2015 and 2016.  We expect stock-based compensation expense to increase in future periods primarily due to recent and expected increases in headcount and related equity award grants.

Effective January 1, 2016, we adopted FASB Accounting Standards Update No. 2016-09.  Upon adoption, we made an accounting policy election to account for the impact of pre-vesting forfeitures as they occur rather than by applying an estimated forfeiture rate, as previously required.

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

Product Revenue

We are currently approved to sell VARUBI in the United States.  We distribute our product in the U.S. principally through a limited number of specialty distributors and to a lesser extent though the specialty pharmacy channel, or collectively, our Customers.  Our Customers subsequently resell our products to health care providers and patients.

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

In addition to distribution agreements with our Customers, we have entered into direct and indirect arrangements with many health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of VARUBI.  We have determined that we do not yet meet the criteria for revenue recognition for shipments of VARUBI at the time of shipment to our specialty pharmacy and specialty distributor customers.  For shipments of VARUBI from specialty distributors and specialty pharmacies to providers and patients through December 31, 2016, allowances for rebates, chargebacks, discounts, co-pay assistance and other deductions are known or are estimable because they are based on the actual invoice information, claims data, or other market information and analyses.  As a result, we have concluded that we can recognize revenue related to such shipments.  For units that remain in the distribution channel inventories as of December 31, 2016, we continue to conclude that we cannot yet reasonably make certain estimates necessary to recognize revenue on such units.

During the year ended December 31, 2016, we recognized $6.9 million in net product revenues related to VARUBI sales through the specialty pharmacy and specialty distributor channels.

Payments received from Customers in advance of recognition of revenue are recorded as deferred revenue by the Company net of payments made to Customers, providers and payors.

For those quantities shipped to Customers for which revenue has not been recognized, the cost of the related units has been accounted for within “Other current assets” on the consolidated balance sheets, and will be recorded to cost of sales upon recognition of the related product revenue.  We assess the recoverability of these costs on a quarterly basis.  We will continue to evaluate the criteria for revenue recognition in future periods to determine if and when we have met these criteria with respect to any previously deferred product revenues.

The following table presents an analysis of product sales allowances and accruals for the year ended December 31, 2016 (in thousands):

		Governmental
	Chargebacks,	and Other
	Discounts and	Rebates and
	Fees	Fees	Returns	Total
Balance at December 31, 2015	$—	$—	$—	$—
Provision related to current period sales	3,599	1,591	18	5,208
Adjustment related to prior period sales	—	—	—	—
Credits or payments made	(3,178)	(740)	—	(3,918)
Balance at December 31, 2016	$421	$851	$18	$1,290

Total gross product sales				$12,085

Total provision for product sales allowances and accruals as a percentage of total gross product sales				43%

In addition, greater than 60% of our VARUBI end-user demand from launch through December 31, 2016 was generated by members of a single group purchasing organization, or GPO, with whom we have contracted.   Of this amount, there is a concentration of a small number of members that form the significant majority of such purchases.  Although we expect the number of providers purchasing VARUBI to expand in the future, if this GPO or any one of its largest members were to change their purchasing practices, the impact to VARUBI net product revenues in future periods may be significant.

We intend to adopt new revenue accounting guidance during 2017, which will impact the amount and timing of our future revenue recognition as well as the amount of revenue previously recognized in our published financial statements. For further discussion, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist.  Events that could result in an impairment, or trigger an interim impairment assessment, may include actions by regulatory authorities with respect to us or our competitors, the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate or new information regarding potential sales for the drug.  If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet.  If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates.  As of December 31, 2015 and December 31, 2016, we had cash and cash equivalents of $230.1 million and $785.9 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and may fall in value if market interest rates increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TESARO, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TESARO, Inc.

We have audited the accompanying consolidated balance sheets of TESARO, Inc. (the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESARO, Inc. as of December 31, 2015 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESARO, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 28, 2017

TESARO, Inc.

Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

	December 31,	December 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$230,146	$785,877
Accounts receivable	679	5,343
Inventories	1,106	14,700
Other current assets	4,560	8,919
Total current assets	236,491	814,839

Intangible assets, net	14,732	12,877
Property and equipment, net	2,779	6,640
Restricted cash	500	1,694
Other assets	779	3,795
Total assets	$255,281	$839,845

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,019	$5,236
Accrued expenses	36,628	68,271
Deferred revenue, current	500	288
Other current liabilities	1,534	2,978
Total current liabilities	46,681	76,773

Convertible notes, net	121,325	131,775
Deferred revenue, non-current	288	—
Customer deposit	—	15,000
Other non-current liabilities	113	5,086
Total liabilities	168,407	228,634

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2015 and December 31, 2016; no shares issued or outstanding at both December 31, 2015 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2015 and December 31, 2016; 40,279,783 and 53,621,679 shares issued and outstanding at December 31, 2015 and December 31, 2016, respectively	4	5
Additional paid-in capital	688,788	1,604,798
Accumulated other comprehensive loss	—	(2,924)
Accumulated deficit	(601,918)	(990,668)
Total stockholders’ equity	86,874	611,211
Total liabilities and stockholders’ equity	$255,281	$839,845

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

	Years Ended December 31,
	2014	2015	2016
Revenues:
Product revenue, net	$—	$—	$6,877
License, collaboration and other revenues	—	317	37,946
Total revenues	—	317	44,823

Expenses:
Cost of sales – product	—	—	1,256
Cost of sales – intangible asset amortization	—	268	1,855
Research and development	118,425	155,390	235,144
Selling, general and administrative	23,935	78,701	158,578
Acquired in-process research and development	24,900	2,000	18,940
Total expenses	167,260	236,359	415,773
Loss from operations	(167,260)	(236,042)	(370,950)

Interest expense	(3,776)	(15,414)	(16,487)
Interest income	24	48	1,440
Loss before income taxes	(171,012)	(251,408)	(385,997)

Provision for income taxes	—	—	1,475

Net loss	$(171,012)	$(251,408)	$(387,472)

Net loss per share applicable to common stockholders - basic and diluted	$(4.79)	$(6.38)	$(8.13)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	35,739	39,387	47,652

Comprehensive loss:
Net loss	(171,012)	(251,408)	(387,472)
Other comprehensive loss:
Unrealized loss on pension obligation	—	—	(2,782)
Foreign currency translation adjustments	—	—	(142)
Other comprehensive loss	—	—	(2,924)
Comprehensive loss	$(171,012)	$(251,408)	$(390,396)

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Consolidated Statements of Stockholders’ Equity

(all amounts in 000’s, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	32,739,008	$3	$302,647	$—	$(179,498)	$123,152

Issuance of common stock, net of issuance costs of $6,601	3,200,000	1	94,198	—	—	94,199
Issuance of common stock resulting from exercise of stock options, net of shares withheld for taxes	159,747	—	1,630	—	—	1,630
Issuance of common stock resulting from Employee Stock Purchase Plan	9,845	—	249	—	—	249
Cancellation of unvested restricted stock	(8,929)	—	—	—	—	—
Issuance of common stock as payment of Board of Directors fees in lieu of cash	10,411	—	274	—	—	274
Conversion option of convertible notes - net of issuance costs of $2,859	—	—	84,984	—	—	84,984
Capped call options associated with convertible notes	—	—	(20,829)	—	—	(20,829)
Stock-based compensation expense	—	—	11,409	—	—	11,409
Net loss	—	—	—	—	(171,012)	(171,012)
Balance at December 31, 2014	36,110,082	$4	$474,562	$—	$(350,510)	$124,056

Issuance of common stock, net of issuance costs of $11,752	3,755,000	—	179,753	—	—	179,753
Issuance of common stock resulting from exercise of stock options	382,580	—	7,930	—	—	7,930
Issuance of common stock resulting from Employee Stock Purchase Plan	20,601	—	830	—	—	830
Issuance of common stock resulting from the vesting of restricted stock units, net of shares withheld for taxes	8,091	—	(201)	—	—	(201)
Issuance of common stock as payment of Board of Directors fees in lieu of cash	3,429	—	266	—	—	266
Stock-based compensation expense	—	—	25,648	—	—	25,648
Net loss	—	—	—	—	(251,408)	(251,408)
Balance at December 31, 2015	40,279,783	$4	$688,788	$—	$(601,918)	$86,874

Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	1,278	—	(1,278)	—
Issuance of common stock, net of issuance costs of $36,305	12,632,356	1	838,090	—	—	838,091
Issuance of common stock resulting from exercise of stock options	643,035	—	25,958	—	—	25,958
Issuance of common stock resulting from Employee Stock Purchase Plan	42,478	—	2,229	—	—	2,229
Issuance of common stock resulting from the vesting of restricted stock units, net of shares withheld for taxes	18,000	—	—	—	—	—
Issuance of common stock as payment of Board of Directors fees in lieu of cash	6,027	—	345	—	—	345
Stock-based compensation expense	—	—	48,110	—	—	48,110
Other comprehensive loss	—	—	—	(2,924)	—	(2,924)
Net loss	—	—	—	—	(387,472)	(387,472)
Balance at December 31, 2016	53,621,679	$5	$1,604,798	$(2,924)	$(990,668)	$611,211

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Consolidated Statements of Cash Flows

(all amounts in 000’s)

	Years Ended December 31,
	2014	2015	2016
Operating activities
Net loss	$(171,012)	$(251,408)	$(387,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	24,900	2,000	18,940
Depreciation and amortization expense	349	1,037	3,113
Stock-based compensation expense	11,683	25,914	48,455
Non-cash interest expense	2,249	9,360	10,450
Loss on disposal of property and equipment	80	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	(679)	(4,664)
Inventories	—	(1,106)	(13,594)
Other assets	2,327	(2,128)	(7,685)
Accounts payable	4,220	1,924	(2,835)
Accrued expenses	6,209	19,646	31,897
Deferred revenues and customer deposit	—	788	14,501
Other liabilities	1,510	121	1,223
Net cash used in operating activities	(117,485)	(194,531)	(287,671)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	(24,900)	(17,000)	(18,940)
Purchase of property and equipment	(1,011)	(2,305)	(2,895)
Change in restricted cash	—	(500)	(1,489)
Net cash used in investing activities	(25,911)	(19,805)	(23,324)

Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	194,698	—	—
Purchase of capped call options	(20,829)	—	—
Proceeds from sale of common stock, net of issuance costs	94,199	179,753	838,099
Proceeds from exercise of stock options	1,663	7,239	26,556
Proceeds from issuance of common stock under Employee Stock Purchase Plan	249	830	2,229
Payment of minimum tax withholdings on share-based awards	(33)	(201)	—
Net cash provided by financing activities	269,947	187,621	866,884

Effect of exchange rate changes on cash and cash equivalents	—	—	(158)
Increase (decrease) in cash and cash equivalents	126,551	(26,715)	555,731
Cash and cash equivalents at beginning of period	130,310	256,861	230,146
Cash and cash equivalents at end of period	$256,861	$230,146	$785,877

Non-cash investing and financing activities
Stock option exercise proceeds receivable as of period end	$—	$691	$93
Leasehold improvement assets funded by lessor	$—	$—	$2,230
Purchase of property and equipment - cash not paid as of period end	$—	$238	$230

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$6,071	$6,038

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  Headquartered in Waltham, Massachusetts, TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses and develops oncology product candidates and, if approved for marketing, commercializes these products.  Since incorporation, primary activities have consisted of acquiring product candidates, advancing development of these product candidates, developing intellectual property, recruiting personnel and raising capital.  As part of its business strategy, the Company intends to continue to in-license or acquire additional product candidates across various stages of development.  The Company operates in one segment. The Company is subject to a number of risks, including dependence on key individuals, regulatory and manufacturing risks, the need to develop additional commercially viable products, risks associated with competitors, many of which are larger and better capitalized, risks related to intellectual property, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

On September 1, 2015, the Company’s first commercial product, VARUBI® (oral formulation of rolapitant), was approved by the U.S. Food and Drug Administration, or FDA, in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The Company commenced shipments of VARUBI during the fourth quarter of 2015.

Liquidity

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings, and to a lesser extent license and collaboration arrangements, and management expects operating losses and negative operating cash flows to continue for the foreseeable future.  The Company believes its existing cash and cash equivalents and the cash it expects to generate from sales of VARUBI will be sufficient to fund its existing cash flow requirements and its operations at their currently planned levels through at least the 12 months following the filing of this Annual Report on Form 10-K.  As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  Management may seek additional capital through additional private or public equity or debt financings, through arrangements with strategic partners or from other sources.  If such funding is not obtained on a timely basis, the Company would be required to change its current operating plans to reduce its future expenses, in order to continue to fund operations, at such reduced levels.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, other comprehensive loss and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to accrued clinical trial and manufacturing development expenses, net product revenues, license, collaboration and other revenues, stock-based compensation expense, inventory and intangible assets and related amortization. Significant estimates in these consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, revenue, valuation of convertible notes, intangible assets and related amortization. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

The Company also is subject to credit risk from its accounts receivable related to its product sales, collaborators and licenses.  As part of its credit management policy, the Company performs ongoing credit evaluations of its customers, and the Company has not required collateral from any customer. The Company has not recorded any allowances for doubtful accounts at either December 31, 2015 or 2016.

Foreign Currency

A subsidiary’s functional currency is the currency of the primary economic environment in which the subsidiary operates; normally, that is the currency of the environment in which a subsidiary primarily generates and expends cash.  In making the determination of the appropriate functional currency for a subsidiary, the Company considers cash flow indicators, local market indicators, financing indicators and the subsidiary’s relationship with both the parent company and other subsidiaries.  For subsidiaries that are primarily a direct and integral component or extension of the parent entity’s operations, the U.S. dollar is the functional currency.

For each foreign subsidiary with a functional currency other than the U.S. dollar, assets and liabilities are translated at current exchange rates at the balance sheet date.  Income and expense items are translated at average foreign exchange rates for the period.  Adjustments resulting from the translation of the financial statements of these subsidiaries into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity.  For foreign subsidiaries with the U.S. dollar as the functional currency, monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate on the balance sheet date.  Nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates.  Revenue and expense items are translated at average exchange rates prevailing during each period.

Consolidated realized and unrealized foreign currency transaction gains and losses were negligible for the years ended December 31, 2015 and 2016.

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

In addition to distribution agreements with Customers, the Company has entered into arrangements with many health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of VARUBI.

The Company has determined that it does not yet meet the criteria for the recognition of revenue for shipments of VARUBI at the time of shipment to its specialty pharmacy and specialty distributor customers.  For shipments of VARUBI from specialty distributors and from specialty pharmacies to providers and patients through December 31, 2016, allowances for rebates, chargebacks, discounts, co-pay assistance and other deductions are known or are estimable because they are based on the actual invoice information, claims data, or other market information and analyses.  As a result, the Company has concluded that it can recognize revenue related to such shipments.  For units that remained in distribution channel inventories as of December 31, 2016, the Company continues to conclude that it cannot yet reasonably make certain estimates necessary to recognize revenue on such shipments.

During the year ended December 31, 2016, the Company recognized $6.9 million in net product revenue related to VARUBI sales.  No net product revenue was recognized for the years ended December 31, 2014 or 2015.

License, Collaboration and Other Revenues

The Company may enter into arrangements under which it licenses certain rights to its product candidates to third parties.  Revenues from license arrangements are recognized when persuasive evidence of an arrangement exists, delivery of goods or services has occurred (including passage of title to the product and associated risk of loss to the customer), the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met, and associated reductions of revenue can be reasonably estimated, if any.  Activities under licensing agreements are evaluated to determine if they represent a multiple element arrangement.  The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting.  The Company accounts for those components as separate units of accounting if the following two criteria are met:

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

The Company determines the selling price on the basis of vendor-specific objective evidence, or VSOE, third party evidence, or best estimate of selling price.  VSOE is the price charged for a deliverable when it is sold separately.  Third party evidence is the price that the Company or vendors charge for a similar deliverable when sold separately.  Best estimate is the price at which the Company would sell the deliverable if the Company sold the deliverable regularly on a stand-alone basis.

When multiple deliverables are combined and accounted for as a single unit of accounting, the Company bases its revenue recognition on the last element to be delivered using the straight-line or proportional performance method depending on the Company’s ability to estimate the performance obligation.  Amounts received or recorded as receivable prior to satisfying the associated revenue recognition criteria are recorded as deferred revenue or customer deposits on the consolidated balance sheets.  Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

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

In July 2015, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in China, including Hong Kong and Macao, or the China Territories.  In April 2016, the Company entered into a collaboration and license agreement with Janssen Biotech, Inc., or Janssen, under which the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide, except Japan.  In September 2016, the Company entered into a collaboration, development and license agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, under which the Company granted Zai Lab an exclusive license to develop and commercialize niraparib in the China Territories.  See Note 13, “License and Collaboration Arrangements”, for further discussion of these out-license agreements.

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

Restricted Cash

Restricted cash consists of cash balances held as collateral for the Company’s employee credit card programs.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2015 and 2016 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2015
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$224,885	$224,885	$—	$—
Total assets		$224,885	$224,885	$—	$—

		December 31, 2016
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$766,186	$766,186	$—	$—
Total assets		$766,186	$766,186	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of December 31, 2016, the carrying value of the Convertible Notes was $131.8 million, net of unamortized discount and debt issuance costs and the fair value of the principal amount was $771.4 million.  The Convertible Notes are discussed in more detail in Note 7, “Convertible Notes.”

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

Costs for certain development activities, such as clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred or level of effort expended.  Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid or accrued research and development expenses.  Certain clinical development costs incurred by the Company with respect to its niraparib program are reimbursed as part of a collaborative research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck & Co., Inc., or Merck.  Cost-sharing amounts received by the Company are recorded as a reduction to research and development expenses.

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

Advertising Expenses

The costs of advertising are expensed as incurred and included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2014, 2015 and 2016, advertising expenses totaled $1.1 million, $3.6 million, and $9.2 million, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss consists of net loss and other comprehensive loss.  Other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on pension obligations.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740.  When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized.  The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries, as it currently plans to permanently reinvest these amounts and has the intent and ability to do so.  Such earnings to date have been immaterial.

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

Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s potentially dilutive shares, which include outstanding stock awards, unvested restricted stock, and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Years Ended December 31,
	2014	2015	2016
Outstanding stock awards	3,742	5,938	7,739
Unvested restricted stock	4	—	—
Shares issuable upon conversion of Convertible Notes	—	492	3,765
	3,746	6,430	11,504

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

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The Convertible Notes were convertible as of December 31, 2016 and 2015.  The share figures in the table above represent the estimated incremental shares that would be issued, after the consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of the respective balance sheet date.

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

In March 2016, the FASB issued ASU No. 2016-09, which simplifies various aspects of accounting for share-based payments to employees.  Key provisions of the new standard include requiring excess tax benefits and shortfalls to be recorded as income tax benefit or expense in the income statement, rather than in equity, and permitting an election to record the impact of pre-vesting forfeitures as they occur.  The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company elected to early adopt ASU No. 2016-09, effective January 1, 2016.

Impact of Adoption

As a result of adopting ASU No. 2016-09, the Company adjusted retained earnings for amendments related to an entity-wide accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required.  ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted.  The following table summarizes the impact to the Company’s consolidated balance sheet, including the amount charged to retained earnings as of January 1, 2016 (in thousands):

	Balance Sheet Classification	Amount
Increase to additional paid-in capital resulting from the Company's election to recognize forfeitures as they occur rather than applying an estimated forfeiture rate	Additional paid-in capital	$ 1,278
Charge to accumulated deficit for cumulative-effect adjustment from adoption of ASU No. 2016-09	Accumulated deficit	$ 1,278

See Note 10, “Income Taxes”, for further discussion of the adoption of this guidance.

In August 2014, the FASB issued ASU No. 2014-15, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued).  ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements.  ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  The Company adopted this guidance as of December 31, 2016.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.  Management of the Company considered any relevant potential conditions and events, and has concluded that when considered in the aggregate, such conditions and events do not give rise to substantial doubt about the Company’s ability to continue as a going concern through at least the twelve months following the filing of this Annual Report on Form 10-K.  Therefore, no further disclosures are currently required.

New Accounting Pronouncements - Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.   In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, including interim periods within those periods.  The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  In 2016, the FASB issued four additional ASUs related to Topic 606: ASU Nos. 2016-08, 2016-10, 2016-12, and 2016-20.  These ASUs clarify various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients.  Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract.  The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has elected to early adopt this new standard effective January 1, 2017, using the full retrospective transition method.  Under this method, the Company will revise its results for the years ended December 31, 2015 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods.  To date, the Company has assessed the effect of adoption of this standard as it relates to net product revenue from sales of VARUBI and license, collaboration and other revenues as it relates to the license and collaboration arrangement with Janssen.  However, as described further below, the Company has not yet completed its assessment of the effect of adoption of this standard as it relates to its license agreements with Zai Lab and Hengrui.  Currently, the Company anticipates the effects of adoption to be as described below.  Estimated impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard.

Product Revenue

To date, the Company’s only source of product revenue has been sales of the oral formulation of VARUBI, which it began shipping to its customers in November 2015.  Under current GAAP, revenue recognition is deferred until the transaction price is fixed or determinable.  As a result, if the Company did not have sufficient history or basis upon which to make reasonable and reliable estimates of the transaction price (including rebates, chargebacks, discounts, co-pay assistance and other deductions), it did not record any revenue upon shipment of products to its customers.  Instead, the Company recognized net product revenue after the product had been shipped from its customers to health care providers or patients, and once it was able to make sufficiently reasonable estimates of the net sales price.  Under Topic 606, the Company will be required to make estimates of the net sales price, including estimates of variable consideration (including rebates, chargebacks, discounts, co-pay assistance and other deductions), and recognize the estimated amount as revenue, when it transfers control of the product to its customers (i.e., generally upon shipment or delivery).  Variable consideration must be determined using either an expected value or most likely amount method.  The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  Estimating variable consideration and the related constraint will require the use of significant management judgment.

Due to the factors described above, the Company currently estimates the following impacts to total net product revenues for the years ended December 31, 2015 and 2016 after the adoption of Topic 606 (in millions):

	Range of estimated increase (decrease)
	Year ended December 31,
	2015		2016
	Low	High	Low	High
Product revenue, net	$1.5	$2.5	$(1.0)	$(2.0)

The Company estimates that less than $1.0 million of the revised total net product revenues for the year ended December 31, 2016, were not recognized as product revenue for the year ended December 31, 2016 (under Topic 605), and would have been recognized as product revenue in 2017 under Topic 605.  In addition, the Company does not expect cost of sales (product) to be affected materially in any period due to the adoption of Topic 606.

For periods beginning January 1, 2017, the Company does not expect total net product revenues to be materially different than they would have been if recorded under previous accounting guidance for the oral formulation of VARUBI.  This is because the Company believes it would have had sufficient information to conclude that the transaction price was fixed or determinable under current GAAP and would have recorded revenue upon shipment to the customers under either Topic 605 or Topic 606.

License, Collaboration and Other Revenues

To date, the Company’s sources of license, collaboration and other revenue have been three license and collaboration agreements with three separate third party licensees: Janssen, Zai Lab and Hengrui.  The Company has performed an evaluation of the expected effect of adoption on its accounting for its license and collaboration agreement with Janssen as discussed further below.  The Company has not yet completed its assessments with respect to its license and collaboration agreements with Zai Lab and Hengrui.  With regard to Zai Lab, as described in Note 13, as a result of the inclusion of the option to co-market niraparib and its associated potential future payment, the transaction price was determined not to be fixed or determinable.  Therefore, the Company has concluded that it had not met certain of the revenue recognition criteria under Topic 605, and no revenue was recognized associated with the Zai Agreement in 2016.  The Company is evaluating whether this conclusion will be consistent with the guidance in Topic 606.  With regard to Hengrui, the Company has not yet completed its assessment of the adoption of Topic 606 and does not believe the impact of adoption will be material.

The Company expects the accounting for contingent milestone payments to be the most significant change in the accounting for its license and collaboration agreements.  Topic 605 provides guidance specific to the accounting for milestone payments, including the ability to defer the recognition of any milestones until received and, if certain criteria are met, the ability to recognize milestone payments as revenue when received. However, Topic 606 does not contain guidance specific to milestone payments, thereby requiring potential milestone payments to be considered in accordance with the overall model of Topic 606.  As a result, revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of achievement of the milestone and the likelihood of a significant reversal of such milestone revenue at each reporting date.  This assessment may result in recognizing milestone revenue before the milestone event has been achieved.  In addition, Topic 606 changes guidance regarding the accounting for variable consideration received from licensees, which may impact the estimation of, and determination of the timing of, the related revenue recognition.

With respect to its license and collaboration agreement with Janssen, the Company currently estimates the following impacts to total license, collaboration and other revenues for the years ended December 31, 2015 and 2016 after the adoption of Topic 606 (in millions):

	Range of estimated increase (decrease)
	Year ended December 31,
	2015		2016
	Low	High	Low	High
License, collaboration and other revenue	$—	$—	$—	$(1.5)

In addition to the effects on product revenue, license, collaboration and other revenue, and cost of sales described above, the Company expects to revise balances of working capital components associated with net product revenues and license, collaboration and other revenues, such as accounts receivable, deferred revenue, and accrued expenses.  Overall (with the exception of any possible effects related to the Zai Lab and Hengrui license and collaboration agreements, for which the Company has not yet completed its assessments), the Company currently expects current assets to increase as a result of these changes by $2.0 to $3.0 million and less than $1.0 million as of December 31, 2015 and 2016, respectively, and it currently expects current liabilities to increase by less than $1.5 million as of December 31, 2015 and 2016.

The quantitative ranges provided above are estimates of the expected effects of the Company’s adoption of Topic 606.  These ranges represent management’s best estimates of the effects of adopting Topic 606 at the time of the preparation of this Annual Report on Form 10-K.  The actual, final quantitative effects of the adoption of Topic 606 are subject to change from these estimates and such change may be significant, pending the completion of the Company’s assessment in the first quarter of 2017.

Finally, Topic 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

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

In October 2016, the FASB issued ASU No. 2016-16, which removes the prohibition in ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  ASU No. 2016-16 is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted as of the beginning of a fiscal year for which neither the annual nor the interim (if applicable) financial statements have been issued.  The Company is currently in the process of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows.  ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company believes that the adoption of this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business.  To be considered a business (instead of an asset), an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs.  The new guidance provides a framework to evaluate when an input and a substantive process are present (including for early stage companies that have not generated outputs).  To be a business without outputs, there will now need to be an organized workforce.  The new guidance narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers.  Under the final definition, an output is the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income, such as dividends and interest.  The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, although this guidance could impact the Company’s accounting conclusions for certain future transactions, such as in-licensing agreements.

3. Inventories

The following table presents inventories (in thousands):

	December 31,
	2015	2016
Raw materials	$364	$13,263
Work in process	83	584
Finished goods	659	853
Total inventories	$1,106	$14,700

Inventories are related to the Company’s product, VARUBI.  If further sales of VARUBI are less than expected, the Company may be required to write down the value of such inventories.

4. Intangible Assets

The following table presents intangible assets (in thousands):

	December 31,
	2015	2016	Estimated useful life
Intangible asset - OPKO milestone	$15,000	$15,000	8	Years
Less accumulated amortization	(268)	(2,123)
Total intangible asset, net	$14,732	$12,877

The Company recorded $0.3 million and $1.9 million, respectively, in amortization expense related to this intangible asset during the years ended December 31, 2015 and 2016.  Estimated future amortization expense for intangible assets as of December 31, 2016 is as follows (in thousands):

Total
2017	$1,855
2018	1,855
2019	1,855
2020	1,855
2021	1,855
Thereafter	3,602
$12,877

5. Property and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	December 31,
	2015	2016
Furniture and fixtures	$1,547	$2,481
Computer equipment and software	2,113	3,459
Leasehold improvements	350	3,190
Manufacturing equipment	124	124
Total property and equipment, at cost	4,134	9,254
Less accumulated depreciation and amortization	(1,355)	(2,614)
Total property and equipment, net	$2,779	$6,640

Total depreciation expense amounted to $0.3 million, $0.8 million and $1.3 million for the years ended December 31, 2014, 2015 and 2016, respectively.

6. Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	December 31,
	2015	2016
Research and development	$23,048	$36,759
Salaries, bonuses and other compensation	9,634	20,654
Sales and marketing	1,747	3,177
Professional services	1,021	2,743
Other accrued expenses	1,178	4,938
Total accrued expenses	$36,628	$68,271

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

The terms of the Indenture provide the Company with the option to settle the Convertible Notes in cash, common stock, or a combination of cash and common stock.  As a result, in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Company separately accounts for the liability and equity components of the Convertible Notes by allocating the principal between the liability component and the embedded conversion option, or equity component.  Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs.  The estimated implied interest rate was applied to the Convertible Notes, which resulted in a fair value of the liability component of $113.4 million upon issuance, calculated as the present value of implied future payments based on the $201.3 million aggregate principal amount. The equity component of the Convertible Notes was recognized as a debt discount, recorded in additional paid-in capital, and represents the difference between the aggregate principal of the Convertible Notes and the fair value of the Convertible Notes without conversion option on their issuance date.  The debt discount is amortized to interest expense using the effective interest method over seven years, or the life of the Convertible Notes.  The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Company’s outstanding convertible note balances at December 31, 2016 consisted of the following (in thousands):

December 31, 2016
Liability component
Principal	$201,250
Less: debt discount and issuance costs, net	(69,475)
Net carrying amount	$131,775
Equity component	$87,843

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

The Company determined the expected life of the debt was equal to the seven year contractual term of the Convertible Notes.  As of December 31, 2016, the carrying value of the Convertible Notes was $131.8 million and the fair value of the Convertible Notes approximated $771.4 million.  The effective interest rate on the liability component is 12.9%. The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2015 and 2016 (in thousands):

	Years Ended December 31,
	2015	2016
Contractual interest expense	$6,054	$6,037
Amortization of debt discount	8,697	9,851
Amortization of debt issuance costs	663	599
Total interest expense	$15,414	$16,487

The Company has evaluated the Indenture for derivatives pursuant to ASC Topic 815, Derivatives and Hedging, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative is a default provision, which could require additional interest payments. The Company has determined that the fair value of this embedded derivative was nominal as of December 31, 2016.

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

8. Stockholders’ Equity

As of December 31, 2016, the authorized capital stock of the Company consisted of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock, both with a par value of $0.0001, of which no shares of preferred stock were issued or outstanding and 53,621,679 shares of common stock were issued and outstanding.

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

In April 2016, the Company sold 1,130,198 shares of common stock to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, at a price of $44.24 per share, for an aggregate purchase price of approximately $50.0 million.  The price per share was equal to the volume weighted average price for the five-day period ending on April 4, 2016.  There were no placement agents used, or any underwriting discounts or commissions paid in connection with the transaction.  The sale and issuance of the shares of common stock was made in reliance on the exemption afforded by Section 4(a)(2) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

In July 2016, the Company sold 5,347,500 shares of common stock, in an underwritten public offering at a price to the public of $81.00 per share, resulting in gross proceeds of approximately $433.1 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $408.9 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

In November 2016, the Company sold 1,750,000 shares of common stock, in an underwritten public offering at a price to the public of $135.00 per share, resulting in gross proceeds of approximately $236.3 million.  Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $224.2 million.  The shares were issued pursuant to an automatic shelf registration statement on Form S-3.

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

9. Stock-Based Compensation

The following table presents stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2014	2015	2016
Research and development	$4,954	$11,082	$19,783
Selling, general and administrative	6,729	14,832	28,672
Total stock-based compensation expense	$11,683	$25,914	$48,455

The Company maintains several equity compensation plans, including the TESARO, Inc. 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, the TESARO, Inc. 2010 Stock Incentive Plan, or the 2010 Incentive Plan, the TESARO, Inc. 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan, and the TESARO, Inc. 2012 Employee Stock Purchase Plan, or the 2012 ESPP.  Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.  To date, stock option awards granted to employees by the Company generally vest either monthly over four years, or 25% one year from the vesting start date and 75% in equal installments over the subsequent thirty-six (36) months, and are exercisable from the date of grant for a period of ten years.  Restricted stock units, or RSUs, granted to employees by the Company generally vest annually over four years in equal annual installments of 25% each.

2010 Stock Incentive Plan

In connection with the Company’s formation, the Company adopted the 2010 Incentive Plan, under which it was authorized to grant stock-based awards of up to 1,981,130 shares of common stock as of January 1, 2012.  As of April 27, 2012, the Company ceased making awards under the 2010 Incentive Plan and the remaining 6,857 shares available for future grants were added to the total number of shares reserved for issuance under the 2012 Incentive Plan.  For options granted under the 2010 Incentive Plan, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant.  As of December 31, 2016, there are no shares available for grant under the 2010 Incentive Plan.

2012 Omnibus Incentive Plan

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (which is an additional 6,857 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  The number of shares available for grants of awards under the 2012 Incentive Plan is increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors.  Accordingly, effective January 1, 2016 and 2017, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 1,611,191 shares and 2,144,867 shares, respectively.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; RSUs; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of stock options granted under the 2012 Incentive Plan is equal to the closing price of a share of the Company’s common stock on the grant date.  As of December 31, 2016, there were 694,923 shares available for grant under the 2012 Incentive Plan, prior to taking into account the additional shares authorized for issuance as of January 1, 2017, as described above.

2015 Director Plan

On May 14, 2015, the stockholders of the Company approved the 2015 Director Plan, which had been previously adopted by the board of directors in order to have a plan in addition to the 2012 Incentive Plan for purposes of granting awards to non-employee directors.  On May 11, 2016, the Company’s stockholders approved certain amendments to the 2015 Director Plan to limit the number of shares of the Company's common stock subject to awards granted in a calendar year to any non-employee director to 50,000 shares, and to affirm the number of shares reserved for issuance under the plan.  The 2015 Director Plan allows the Company to grant awards for up to 500,000 shares of common stock.  Awards under the 2015 Director Plan may include the following award types: stock options; stock appreciation rights; restricted stock; RSUs; unrestricted stock; or any combination of the foregoing.  The exercise price of stock options granted under the 2015 Director Plan is equal to the closing price of a share of the Company’s common stock on the grant date. As of December 31, 2016, there were 297,544 shares available for grant under the 2015 Director Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

			Weighted-average
		Weighted-average	remaining	Aggregate
		exercise price per	contractual	intrinsic value
	Shares	share	term (years)	(in thousands)
Outstanding at December 31, 2015	5,878,352	$35.00	8.1	$110,798
Granted	2,000,366	58.51
Exercised	(643,035)	40.37
Cancelled	(257,062)	51.06
Outstanding at December 31, 2016	6,978,621	$40.65	7.6	$655,099

Vested at December 31, 2016	3,322,925	$25.25	6.5	$362,968

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2014			2015			2016
Dividend yield		—			—			—
Volatility	69%	-	76%	63%	-	65%	57%	-	59%
Risk-free interest rate	1.65%	-	2.07%	1.35%	-	1.95%	1.07%	-	2.10%
Expected term (years)	5.50	-	6.08	5.50	-	6.08	5.50	-	6.08

The Company uses the simplified method as prescribed by U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted. The expected term is applied to all stock option grants as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its population.  The computation of expected volatility is based on a blend of the historical volatility of the company and the volatility of a representative group of public biopharmaceutical companies with similar characteristics to the Company, including substantial product development and therapeutic focus.  The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.  The value of the award is recognized as expense on a straight-line basis over the requisite service period and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur.  For stock awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period.

The Company recorded stock-based compensation expense associated with stock options of $11.1 million, $24.5 million, and $40.0 million for the years ended December 31, 2014, 2015 and 2016, respectively.  The totals for the years ended December 31, 2014, 2015 and 2016 include $0.3 million, $0.3 million, and $1.0 million, respectively, related to accounting for awards held by non-employee consultants.  The weighted-average grant date fair values of options granted in the years ended December 31, 2014, 2015 and 2016 were $20.33, $32.05 and $32.13 per share, respectively.  The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2015 and 2016 was $3.4 million, $11.8 million and $37.4 million, respectively.  The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock on the exercise date exceeds the exercise price of the stock option.

During July 2016, a former employee resigned from employment with the Company and transitioned to serving the Company as a non-employee consultant through April 30, 2017.  As a result, beginning in July 2016, the Company accounted for unvested stock awards previously granted to the employee as non-employee awards.  The Company recorded stock-based compensation expense based on the fair values of the awards as measured on their vesting dates, and the fair values of any unvested awards are remeasured at each financial reporting date until they vest, with any increases or decreases in fair value recorded as stock-based compensation expense.  Fair values of stock options were determined on each measurement date using the Black-Scholes option pricing model, and fair values of RSUs were equal to the fair market value of the Company’s common stock on each measurement date.  During the year ended December 31, 2016, the Company recorded incremental stock-based compensation expense of $1.0 million associated with these awards (options and RSUs), as the result of the change in status of the former employee.

In June 2014, June 2015, and June 2016 as provided for under the 2012 Incentive Plan and the 2015 Director Plan, the Company issued 10,411, 3,429 and 6,027 shares of common stock, respectively, with aggregate values of $0.3 million for all three periods, to certain non-employee board members who elected to receive shares of common stock in lieu of cash, as payment of fees owed them for services as members of the Company’s board of directors.

At December 31, 2016, there was $107.9 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted Stock Units

The following table presents a summary of the Company’s RSU activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2015	60,000	$56.00
Granted	741,398	58.47
Vested	(18,000)	61.64
Forfeited	(23,275)	47.11
Unvested restricted stock units at December 31, 2016	760,123	$58.55

             In July 2016, the Company issued 15,000 RSUs with service and performance conditions to certain employees, of which 3,000 vested during the year ended December 31, 2016.  Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition.  As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable.  The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted.  The Company recognized $0.4 million of related expense during the year ended December 31, 2016.

The weighted-average grant date fair values of RSUs granted during the years ended December 31, 2014, 2015 and 2016 were $29.04, $56.00, and $58.47 per share, respectively.  The total grant date fair value of RSUs that vested during the years ended December 31, 2014, 2015 and 2016 was $0.1 million,  $0.5 million and $1.1 million, respectively, based upon the number of RSUs vested multiplied by the closing stock price of the Company’s common stock on the grant date.  As of December 31, 2016, there was approximately $37.3 million of unrecognized compensation cost related to unvested RSUs that the Company expects to recognize over a remaining weighted-average period of approximately 3.2 years.

Employee Stock Purchase Plan

On June 6, 2012, the board of directors adopted the 2012 ESPP, and the stockholders approved it on June 18, 2012, to be effective in connection with the closing of the Company’s initial public offering.  A total of 275,000 shares of common stock were originally approved for future issuance under the 2012 ESPP pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of December 31, 2016, 194,245 shares remained available for issuance.  The 2012 ESPP provides for consecutive six-month offering periods, during which participating employees may elect to have a portion of their compensation withheld and used for the purchase of common stock at the end of each offering period.  The purchase price is equal to 85% of the lower of the fair market value of a share of common stock on the first trading date of each offering period or the fair market value of a share of common stock on the last trading day of the offering period, and is limited by participant to $25,000 in fair value of common stock per year.  The 2012 ESPP will terminate on June 6, 2022, the tenth anniversary of the date of initial adoption of the plan.  For the years ended December 31, 2014, 2015 and 2016, the Company issued a total of 9,845, 20,601 and 42,478 shares of common stock, respectively, under the 2012 ESPP and recognized $0.1 million, $0.3 million and $0.9 million, respectively, in related stock-based compensation expense.

10. Income Taxes

The following table presents the components of income (loss) before the provision for (benefit from) income taxes during the years ended December 31, 2014, 2015, and 2016 (in thousands):

	Years Ended December 31,
	2014	2015	2016
United States	$(141,119)	$(212,707)	$(297,319)
Foreign	(29,893)	(38,701)	(88,678)
(Loss) income before provision for (benefit from) income taxes	$(171,012)	$(251,408)	$(385,997)

Provisions for income taxes for the years ended December 31, 2014, 2015 and 2016 are as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Current:
Federal	$—	$—	$—
State	—	—	3
Foreign	—	—	1,597
	—	—	1,600
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	(125)
	—	—	(125)

Provision for income taxes	$—	$—	$1,475

The following table presents a reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated financial statements:

	Years Ended December 31,
	2014	2015	2016
Federal income tax (benefit) expense at statutory rate	(34.0)%	(34.0)%	(35.0)%
State income tax (benefit) expense	(4.4)	(2.3)	(0.4)
Permanent items	0.7	0.2	(0.1)
Foreign rate differential	5.9	5.1	7.1
Federal research and development credit	(1.4)	(1.6)	(10.7)
Change in valuation allowance	33.2	32.6	39.1
Other	0.0	0.0	0.4
Effective income tax rate	0.0%	0.0%	0.4%

The Company’s effective rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 increased primarily as a result of subsidiary operations in foreign tax jurisdictions and China withholding taxes on the up-front license payment received from Zai Lab.

The Company accounts for income taxes in accordance with ASC Topic 740.  Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The following table presents the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2016
Deferred tax assets:
Federal net operating loss carryforwards	$147,611	$231,085
State net operating loss carryforwards	17,361	18,016
Depreciation and amortization	13,594	18,840
Stock-based compensation	11,845	21,393
Tax credit carryforwards	10,573	54,950
Other	3,120	7,374
Total deferred tax assets	204,104	351,658
Less: valuation allowance	(183,421)	(333,879)
Net deferred tax assets	20,683	17,779

Deferred tax liability:
Debt discount on convertible notes	(20,683)	(17,654)
Net deferred taxes	$—	$125

ASC Topic 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its domestic deferred tax assets at both December 31, 2015 and 2016, because management has determined that is it more likely than not that these assets will not be realized.  The valuation allowance increased by $150.5 million from December 31, 2015 to December 31, 2016, primarily due to increases in operating losses and tax credits.

As of December 31, 2016, the Company had cumulative federal and state net operating loss, or NOL, carryforwards of $660.2 million and $352.8 million, respectively.  The federal and state NOL carryforwards will expire at various dates through 2036, if not utilized.  The Company adopted ASU No. 2016-09 effective January 1, 2016.  As a result of adoption, the deferred tax assets associated with federal and state net operating losses were increased by $13.1 million and $9.1 million, respectively.  These amounts were offset by a corresponding increase in the valuation allowance.  The adoption of ASU No. 2016-09 with respect to the Company’s NOLs had no impact on the Company’s consolidated statement of operations, balance sheet, or retained earnings.

As of December 31, 2016, the Company had federal general business and state research and development tax credit carryforwards of approximately $52.9 million and $3.2 million, respectively, available to reduce future tax liabilities.  The federal general business and state research and development tax credits will expire at various dates through 2036.  During 2016, a study was conducted to document the qualified research activities of the Company.  The study resulted in $22.9 million of additional tax credit carryforward which has been fully offset by a valuation allowance.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.  NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions.  This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.  The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change.  Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which it believes may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions.  Generally, the tax years 2013 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.  To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

A reconciliation of the amount of unrecognized tax benefit is as follows (in thousands):

2016
Balance at December 31, 2015	$—
Increases related to prior year tax positions	4,304
Increases related to current year tax positions	3,440
Reductions for tax positions of prior periods	—
Decreases related to lapse of applicable statute of limitations	—
Decreases related to settlements with tax authorities	—
Balance at December 31, 2016	$7,744

During the year ended December 31, 2016, the Company established gross reserves of $4.3 million and $3.4 million related to research and development tax credits and the allocation of taxable income to the various jurisdictions where the Company is subject to tax, respectively.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  As of December 31, 2015 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.

11. Employee Benefit Plans

In 2010, the Company adopted a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code, for its U.S. employees.  The plan allows eligible employees to defer, at the employee’s discretion, pre-tax or post-tax compensation up to the IRS annual limits.  Company contributions may be made at the discretion of the board of directors.

Effective as of January 1, 2012, the Company amended its 401(k) plan to provide for employer matching contributions equal to (1) 100% of employee deferral contributions up to a deferral rate of 3% of compensation, plus (2) 50% of employee deferral contributions up to a deferral rate of an additional 2% of compensation.  During the years ended December 31, 2014, 2015 and 2016, the Company made aggregate matching contributions of $0.5 million, $1.0 million and $2.2 million, respectively.

The Company maintains a pension plan covering employees of its wholly owned subsidiary in Switzerland.  This plan is considered a defined benefit plan and is a government-mandated retirement fund that provides benefits to employees upon retirement, death, or disability.  Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors.  As of December 31, 2016, the plan had an unfunded net pension obligation of approximately $3.0 million and plan assets of approximately $4.3 million.  In 2016, the Company recognized expense of $0.4 million related to this plan.

12. Commitments and Contingencies

The Company leases office space for its corporate headquarters in Waltham, Massachusetts under a non-cancelable operating lease agreement.  Since the lease term commenced on April 1, 2013, the Company has executed four amendments to increase its leased space to a total of approximately 124,000 square feet as of December 31, 2016.  The lease term, as amended, continues through June 30, 2020.  The lease agreement, as amended, provides for varying periods of free rent with respect to portions of the leased premises and tenant improvement allowances of $2.9 million.  The Company also leases 7,100 square feet of office space in Zug, Switzerland for its European headquarters under a non-cancelable operating lease agreement executed in August 2016 with a lease term through August 31, 2021.

The Company recognizes rent expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.  The following table presents future minimum rental commitments, by fiscal year and in the aggregate, as of December 31, 2016 (in thousands):

Operating
Leases
2017	$5,200
2018	5,629
2019	5,629
2020	2,931
2021	157
Thereafter	—
Total minimum lease payments	$19,546

The Company recorded $1.5 million, $2.1 million and $3.4 million in rent expense for the years ended December 31, 2014, 2015 and 2016, respectively.

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

Upon the commencement of commercial sales of rolapitant, the Company is required to pay OPKO tiered royalties on the amount of annual net sales of rolapitant achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which the Company expects will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  The Company is required to pay OPKO an annual minimum royalty of $2.5 million in each of the first five full calendar years of commercial sales of VARUBI.  In any year during this period, if royalty payments amount to less than $2.5 million, the difference will be deemed a royalty shortfall and will be payable within 45 days of each calendar year end.  Royalty shortfalls may be offset dollar for dollar against royalties due in future periods, for the first five calendar years of VARUBI sales.  As of December 31, 2016, the Company had incurred $0.7 million of royalties based on its 2016 VARUBI net product revenues.  As this amount was less than the $2.5 million annual minimum, the Company accrued an additional $1.8 million royalty obligation owed to OPKO as of December 31, 2016, which is capitalized in the ‘other assets’ caption on the consolidated balance sheet. The Company believes this amount will be recoverable in future years.

If the Company elects to develop and commercialize rolapitant in Japan through a third-party licensee the Company will share equally with OPKO all amounts received by it in connection with such activities under the Company’s agreement with such third party, subject to certain exceptions and deductions.  The Company is responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.  There were no ongoing clinical trials for rolapitant at the time of its acquisition.  As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As no processes or activities that would constitute a “business” were acquired along with the license, the transaction was accounted for as an asset acquisition by recording the entire purchase price of $6.6 million as acquired in-process research and development expense.  As of December 31, 2016, the Company has made milestone payments to date totaling $20.0 million under this license agreement, $15.0 million of which was paid in November 2015 and has been capitalized as an intangible asset on the consolidated balance sheet.

Niraparib In-License

In May 2012, the Company entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck, under which the Company obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib and a backup compound, MK-2512, for all therapeutic and prophylactic uses in humans.  The Company is not currently advancing MK-2512.  Under the Merck license, the Company is obligated to use diligent efforts to develop and commercialize a licensed product.  Under the terms of the license agreement, the Company was required to make an up-front payment to Merck of $7.0 million in June 2012.  The Company is also required to make milestone payments to Merck of up to $57.0 million in development and regulatory milestones for the first indication, up to $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  If commercial sales of niraparib commence, the Company will pay Merck tiered royalties at a percentage rate in the low teens based on worldwide annual net sales.  As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As no processes or activities that would constitute a “business” were acquired along with the license, the transaction has been accounted for as an asset acquisition and the entire purchase price of $7.0 million has been recorded as acquired in-process research and development expense.  The Company has made milestone payments to date totaling $12.8 million, including $9.9 million during the year ended December 31, 2016.

Immuno-Oncology Platform License

In March 2014, the Company entered into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, a therapeutic antibody company.  Under the terms of this agreement, the Company obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies.  Specifically, the Company received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3 and LAG-3, and certain bi-specific antibody product candidates.  The Company and AnaptysBio entered into an amendment in November 2014 to add an additional bi-specific antibody product candidate to the agreement.  Under the agreement, AnaptysBio is responsible for performing initial discovery and development of therapeutic antibodies, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  The Company is responsible for the performance and costs of all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs and is obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.  The Company also entered into an amendment in February 2016 to extend the term of the initial discovery period and the Company’s and AnaptysBio’s associated activities under the agreement.

Under the terms of the agreement, the Company made an up-front, non-creditable and non-refundable cash payment of $17.0 million to AnaptysBio in March 2014.  Under the terms of the first amendment to the agreement, the Company made an up-front, non-creditable and non-refundable cash payment of $2.0 million in December 2014.  The Company is also required to reimburse AnaptysBio on a quarterly basis for up to two years from the effective date of the agreement for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  Programs may be extended by mutual agreement of the parties, and the Company can terminate on a program-by-program basis by providing 90 days prior written notice, subject to a wind-down period during which the Company’s obligation to reimburse AnaptysBio for specified costs would continue.  For each of the four development programs, the Company will be required to make milestone payments to AnaptysBio of up to $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  The Company will be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.  The Company has made milestone payments to date totaling $11.0 million, including $9.0 million during the year ended December 31, 2016.

As of the date of the license transaction, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As the processes or activities that were acquired along with the license do not constitute a “business”, the transaction has been accounted for as an asset acquisition.  In addition, the Company has concluded that it is reimbursing AnaptysBio at fair value for the research services called for under the agreement.  As a result of these factors, the up-front payments totaling $19.0 million have been recorded as acquired in-process research and development expense, and no portion of the payments has been ascribed to the future services to be provided to the Company by AnaptysBio.  For the years ended December 31, 2015 and 2016, the Company recorded approximately $6.5 million and $3.3 million, respectively, of research and development expense, associated with amounts due to AnaptysBio under the collaboration.

Technology Licenses

In October 2012, the Company entered into two license agreements with AstraZeneca UK Limited, having aggregate up-front payments of $0.4 million.  These agreements provide the Company with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, the Company may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.  The Company has made milestone payments to AstraZeneca totaling $0.4 million to date.

Merck Collaboration

In May 2015, the Company entered into a research agreement with Merck to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments received from Merck as reductions of research and development expense.  During the year ended December 31, 2016, the Company incurred $3.9 million in external costs related to this study, of which $1.9 million is reimbursable by Merck.  At December 31, 2016, $0.6 million of cost-sharing receivable from Merck has been recorded in accounts receivable on the consolidated balance sheet.

Out-Licenses

Janssen Biotech, Inc.

On April 5, 2016, the Company entered into separate transactions with Janssen and its affiliate, JJDC, consisting of a collaboration and license agreement with Janssen, or the Collaboration Agreement, and a stock purchase agreement and investor agreement, each with JJDC (the “Stock Purchase Agreement” and the “Investor Agreement,” respectively, and collectively with the Collaboration Agreement, the “Agreements”).

Under the terms of the Collaboration Agreement, the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib for prostate cancer worldwide, except for Japan.  Janssen will conduct all development and commercialization of niraparib in the field of prostate cancer worldwide (excluding Japan).  With the exception of China, under the Collaboration Agreement, the Company retained all rights worldwide to develop and commercialize niraparib outside of prostate cancer.

Pursuant to the Collaboration Agreement, within 30 days after the date of the Collaboration Agreement, the Company provided Janssen with electronic copies of certain know-how relating to development of niraparib.  In addition, and in return for certain reimbursement, the Company is also responsible for manufacturing and supplying to Janssen all of Janssen’s requirements of active pharmaceutical ingredient, or API, for niraparib and niraparib products to be used by Janssen for its development activities in prostate cancer indications.  The Company is also responsible for manufacturing of certain niraparib products and API for commercial sale in the field of prostate cancer.  In both cases, the Company will receive reimbursement from Janssen that will at least cover the cost of providing such manufacturing services.

The Company received a $35 million up-front, non-refundable license fee from Janssen.  Assuming successful development and commercialization of niraparib products for prostate cancer, the Company could receive up to an additional $43 million in clinical milestones and $372 million in regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for funding all development and commercialization of niraparib in prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.  Janssen may terminate the Collaboration Agreement at any time after April 5, 2017 upon 90 days’ written notice, upon termination of the Merck License Agreement or in the event of certain safety concerns.  Either party may terminate the Collaboration Agreement for uncured material breach or bankruptcy.

The Company evaluated the Collaboration Agreement under ASC Subtopic 605-25, Multiple Element Arrangements, or ASC 605-25.  The Company identified four deliverables including: (1) the licenses under certain patent rights relating to niraparib for prostate cancer worldwide, except for Japan, and transfer of certain development and regulatory information within 30 days after the effective date; (2) the participation in Joint Committees; (3) the Company’s obligation to supply API for Janssen’s development needs; and (4) the Company’s obligation to manufacture clinical supply of niraparib product.  Each deliverable was determined to have a stand-alone value and to meet the criteria to be accounted for as a separate unit of accounting.  For the license and manufacturing deliverables, the Company considered the manufacturing capabilities of Janssen, Janssen’s right to sublicense and manufacture API, and the fact that the manufacturing services are not proprietary and can be provided by other vendors.  The Company is obligated to participate in the Joint Committees and provide development, regulatory and commercialization information to Janssen and, therefore, the Company identified the participation in the Joint Committees as a separate deliverable.

The consideration allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.  Therefore, the Company will exclude from the allocable consideration the milestone payments and royalties, regardless of the probability that such milestone and royalty payments will be made, until the events that give rise to such payments actually occur.  Consideration for undelivered manufacturing services was not allocated because the amount is not fixed and determinable and it is not being provided at a significant and incremental discount.

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

The amount that the Company recognized concurrent with the transfer of license and certain development and regulatory know-how was limited to the lesser of the amount otherwise allocable using the relative selling price method, which was $45.1 million, or the non-contingent amount, which was the $35.0 million up-front fee.  As the remaining deliverables are provided, any consideration received would be first allocated to license revenue until such time as the full $45.1 million has been recognized as license revenue.  Thereafter, any consideration received will be allocated to all deliverables based on their relative percentages.  Through December 31, 2016, the Company recognized $36.8 million as license and collaboration revenue under the Collaboration Agreement.

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

The Company determined that the milestone payments under the Collaboration Agreement are not subject to ASC Subtopic 605-28, Milestone Method, because the achievement of the milestone events depends solely on Janssen’s performance.  The milestone payments will instead be allocated to license revenue and the other units of accounting based on the relative selling price percentages and the revenue associated with the milestone payment will then be recognized in accordance with the pattern of recognition for each unit of accounting to which it was allocated.  The Company will recognize royalty revenue and commercial milestones when the specified net sales threshold is achieved.  For income statement presentation, sales-based royalties are recognized as earned.

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

Zai Lab (Shanghai) Co., Ltd.

On September 28, 2016, or the Effective Date, the Company entered into a Collaboration, Development and License Agreement, or the Zai Agreement, with Zai Lab.  Under the terms of the Zai Agreement, the Company exclusively licensed the rights to develop and commercialize niraparib to Zai Lab for the China Territories.  Zai Lab will conduct all development and commercialization of niraparib in the China Territories, except for prostate cancer.  The Company retains all rights outside of the China Territories, to develop and commercialize niraparib with the exception of prostate cancer.

Under the terms of the Zai Agreement, the Company received a $15.0 million up-front, non-refundable license fee from Zai Lab in the fourth quarter of 2016.  Assuming successful development and commercialization of niraparib products in the China Territories, the Company could receive additional regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the China Territories.  Zai Lab is responsible for funding all development and commercialization of niraparib in the China Territories, including research, development, manufacturing, regulatory and commercialization activities.  The term of the Zai Agreement continues, on a country-by-country basis, until the later of expiration of the last patent in the China Territories covering the niraparib product, or ten years from the first commercial sale in such country.  The Zai Agreement may also be terminated by Zai Lab at any time upon prior written notice, or by either party for material breach or insolvency.

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

The Company evaluated the Zai Agreement under ASC 605-25.  As a result of the inclusion of the co-marketing option and its associated potential future payment, the contract price was determined not to be fixed or determinable.

Therefore, the Company has concluded that it has not met certain of the above revenue recognition criteria, and no revenue has been recognized associated with the Zai Agreement.

Jiangsu Hengrui Medicine Co., Ltd.

In July 2015, the Company entered into a license agreement with Hengrui, pursuant to which Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.  For this arrangement, the Company has determined that there is only one unit of accounting that includes the licensed patents and the licensed know-how, which will be delivered over a period of time.  The Company recorded $0.3 million and $0.5 million of license revenue, respectively, related to a $1.0 million up-front payment under this arrangement during the years ended December 31, 2015 and 2016.  This $1.0 million payment is being recognized as license revenue over the two-year period of performance relating to the Company’s obligations to provide the licensed know-how to Hengrui.  Under the terms of the agreement, the Company would be entitled to additional payments of up to $2.0 million contingent on the achievement of certain regulatory milestones, as well as royalties on product sales at percentage rates in the low teens.

14. Segment Information

Revenues by Geographic Location

Product revenues are attributed to countries based on the location of the customer.  License, collaboration and other revenues are attributed to the operations of the Company in the United States.  Royalty revenues are attributed to countries based on the location of the collaborator.  All revenues for the years ended December 31, 2015 and 2016 were attributed to the United States.

Significant Customers

Revenues and accounts receivable from each of the Company’s customers who individually accounted for 10% or more of total revenues and/or 10% or more of accounts receivable consisted of the following (* indicates less than 10%):

	Percent of Total Revenues				Percent of Accounts Receivable
	Years Ended December 31,				December 31,
	2015		2016		2015		2016
Janssen Biotech, Inc.	*	%	82%		*	%	30%
Jiangsu Hengrui Medicine Co., Ltd.	100%		*	%	15%		12%
Merck Sharp & Dohme B.V.	*	%	*	%	85%		11%
Distributor "A"	*	%	*	%	*	%	41%

In addition, approximately 63% of VARUBI end-user demand from launch through December 31, 2016 was generated by members of a single group purchasing organization with whom the Company has contracted.

Property and Equipment, Net by Location

Property and equipment, net by location consisted of the following (in thousands):

	December 31,
	2015	2016
United States	$2,779	$6,194
Switzerland	—	446
Total property and equipment, net	$2,779	$6,640

15. Consolidated Quarterly Financial Data - Unaudited

The following table presents unaudited consolidated quarterly financial data for the years ended December 31, 2015 and 2016 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,		September 30,	December 31,		March 31,		June 30,		September 30,		December 31,
	2015	2015		2015	2015		2016		2016		2016		2016
							(h)
Revenues:
Product revenue, net	$—	$—		$—	$—		$173		$1,436		$2,799		$2,469
License, collaboration and other revenues	—	—		87	230		134		35,125	(d)	931		1,756
Total revenues	—	—		87	230		307		36,561		3,730		4,225

Expenses:
Cost of sales - product	—	—		—	—		76		238		424		518
Cost of sales - intangible asset amortization	—	—		—	268		464		463		464		464
Research and development	33,545	38,930		40,063	42,852		52,709		50,138		60,783		71,514
Selling, general and administrative	11,242	16,783		22,766	27,910		30,149		36,218		37,685		54,526
Acquired in-process research and development	—	1,000	(a)	—	1,000	(b)	4,000	(c)	4,000	(e)	1,940	(f)	9,000	(g)
Total expenses	44,787	56,713		62,829	72,030		87,398		91,057		101,296		136,022
Loss from operations	(44,787)	(56,713)		(62,742)	(71,800)		(87,091)		(54,496)		(97,566)		(131,797)

Interest expense	(3,726)	(3,853)		(3,853)	(3,982)		(3,981)		(4,120)		(4,119)		(4,267)
Interest income	7	9		9	23		102		209		532		597
Loss before income taxes	(48,506)	(60,557)		(66,586)	(75,759)		(90,970)		(58,407)		(101,153)		(135,467)

Provision for income taxes	—	—		—	—		—		—		—		1,475

Net loss	$(48,506)	$(60,557)		$(66,586)	$(75,759)		$(90,970)		$(58,407)		$(101,153)		$(136,942)

Net loss per share - basic and diluted	$(1.30)	$(1.51)		$(1.66)	$(1.89)		$(2.22)		$(1.28)		$(1.98)		$(2.60)
Weighted-average shares - basic and diluted	37,312	40,008		40,038	40,151		40,966		45,808		51,151		52,589

(a)	In the quarter ended June 30, 2015, the Company incurred a $1.0 million milestone obligation to AnaptysBio related to the immuno-oncology platform.

(b)	In the quarter ended December 31, 2015, the Company made a $1.0 million milestone payment to AnaptysBio related to the immuno-oncology platform.

(c)	In the quarter ended March 31, 2016, the Company made a $4.0 million milestone payment to AnaptysBio related to the immuno-oncology platform.

(d)	In the quarter ended June 30, 2016, the Company received $35.0 million and transferred the license and related know-how required under its Collaboration Agreement with Janssen.

(e)	In the quarter ended June 30, 2016, the Company made a $4.0 million milestone payment to AnaptysBio related to the immuno-oncology platform.

(f)

In the quarter ended September 30, 2016, the Company made a $1.0 million milestone payment to AnaptysBio related to the immuno-oncology platform and incurred a $0.9 million milestone obligation related to Merck as a result of achieving development and regulatory milestones related to niraparib.

(g)	In the quarter ended December 31, 2016, the Company made milestone payments of $9.0 million to Merck as a result of achieving development and regulatory milestones related to niraparib.

(h)

Amounts for the quarter ended March 31, 2016 have been retroactively adjusted to reflect an increase in research and development costs and selling, general and administrative costs in the amount of $0.1 million and $0.1 million, respectively, as a result of the adoption of ASU 2016-09.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the TESARO, Inc. Consolidated Financial Statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in its report appearing in this Item 9A.

Changes in Internal Control Over Financial Reporting

There were no reportable changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TESARO, Inc.

We have audited TESARO, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TESARO, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TESARO, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESARO, Inc. as of December 31, 2015 and December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of TESARO, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2017

ITEM 9B. OTHER INFORMATION

On February 23, 2017, we entered into amended and restated employment letter agreements with each of our named executive officers.  In addition to updating agreements to reflect current base salaries and titles, a number of other amendments were made, including amendments to provide for additional months of base salary and COBRA health insurance coverage premiums to be paid as severance in the event of a termination other than for cause, death, or disability or upon resignation for good reason, in each case in connection with or within 12 months following a change of control.  In this instance, our Chief Executive Officer, Leon O. Moulder, Jr., will now be entitled to receive 21 months of severance, our President and Chief Operating Officer, Mary Lynne Hedley, Ph.D., 18 months of severance, and our other named executive officers, 15 months of severance.  The amended and restated letter agreement with Dr. Hedley also provides for an additional three months of base salary and COBRA coverage as severance in any other event where she is terminated other than for cause, death or disability, or if she resigns for good reason, such that she will now receive 15 months of severance in that instance.  The agreements with named executive officers other than Mr. Moulder and Dr. Hedley were also amended to align with provisions already in Mr. Moulder and Dr. Hedley’s agreements with respect to the tax treatment of certain payments.  Specifically, if any of the payments or benefits received by an executive in connection with a change of control or termination of employment, whether received pursuant to the amended and restated offer letter agreement or otherwise, referred to as 280G payments, constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Code, then, pursuant to the terms of the amended and restated offer letter agreement, such 280G payments shall be reduced by us so that the executive will not be considered to have received a parachute payment, unless the executive would receive a greater after-tax amount by receiving all such 280G payments without reduction pursuant to the terms of the amended and restated offer letter agreement.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2017 Proxy Statement, which we expect to file with the SEC no later than April 30, 2017.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2016

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders (1) (2) (3)	7,663,744	$39.59	1,186,712
Equity compensation plans not approved by security holders (4)	75,000	57.66	—
Total	7,738,744	$39.79	1,186,712

(1)

As of December 31, 2016, 694,923 shares remained available for issuance under our 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, which became effective in April 2012, including 6,857 remaining shares that were then available for future issuance under the 2010 Stock Incentive Plan, or the 2010 Incentive Plan, which were transferred to the 2012 Incentive Plan.  The number of shares of our common stock reserved for issuance under the 2012 Incentive Plan is increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2010 Incentive Plan and (ii) on January 1 of each year, by a number of shares of common stock equal to the lesser of (x) 4% of the shares of common stock outstanding at such time or (y) the number of shares determined by our board of directors.  As of December 31, 2016, 151,075 shares of our common stock had been cancelled under the 2010 Incentive Plan and transferred to the 2012 Incentive Plan.  Effective January 1, 2017, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 2,144,867 shares.

(2)	As of December 31, 2016, 194,245 shares were reserved for issuance under our 2012 Employee Stock Purchase Plan, or ESPP, which became effective in June 2012.

(3)	As of December 31, 2016, 297,544 shares were reserved for issuance under our 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan, which became effective in May 2015.

(4)	On March 30, 2015, 75,000 shares were granted as part of an inducement award outside of the 2012 Omnibus Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   See Item 8 for the Financial Statements required to be included in this Annual Report on Form 10-K.

(2)Schedule II — Valuation and Qualifying Accounts and Reserves is included on page 136 of this Annual Report on Form 10-K.

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

TESARO, Inc.

Date: February 28, 2017	By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon O. Moulder, Jr.	Chief Executive Officer, Director	February 28, 2017
Leon O. Moulder, Jr.	(Principal Executive Officer)

/s/ Mary Lynne Hedley, Ph.D.	President, Chief Operating Officer and Director	February 28, 2017
Mary Lynne Hedley, Ph.D.

/s/ Timothy R. Pearson	Executive Vice President and Chief Financial Officer	February 28, 2017
Timothy R. Pearson	(Principal Financial Officer)

/s/ Edward C. English	Vice President of Finance and Administration	February 28, 2017
Edward C. English	(Principal Accounting Officer)

/s/ David M. Mott	Chairman of the Board of Directors	February 28, 2017
David M. Mott

/s/ Lawrence M. Alleva	Director	February 28, 2017
Lawrence M. Alleva

/s/ James O. Armitage, M.D.	Director	February 24, 2017
James O. Armitage, M.D.

/s/ Earl M. (Duke) Collier, Jr.	Director	February 28, 2017
Earl M. (Duke) Collier, Jr.

/s/ Garry A. Nicholson	Director	February 28, 2017
Garry A. Nicholson

/s/ Arnold L. Oronsky, Ph.D.	Director	February 28, 2017
Arnold L. Oronsky, Ph.D.

/s/ Kavita Patel, M.D.	Director	February 28, 2017
Kavita Patel, M.D.

/s/ Beth Seidenberg, M.D.	Director	February 28, 2017
Beth Seidenberg, M.D.

TESARO, Inc.

Schedule II — Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2014, 2015 and 2016

(in thousands)

	Balance at Beginning of Year	Charges to Net Product Revenues	Credits or Payments Made	Balance at End of Year
Product Sales Allowances
Year ended December 31, 2014	$—	$—	$—	$—
Year ended December 31, 2015	$—	$—	$—	$—
Year ended December 31, 2016	$—	$5,190	$(3,918)	$1,272

Allowance for Product Returns
Year ended December 31, 2014	$—	$—	$—	$—
Year ended December 31, 2015	$—	$—	$—	$—
Year ended December 31, 2016	$—	$18	$—	$18

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 001-35587)).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 001-35587)).

4.1		Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on June 19, 2012 (File No. 333-180309)).

4.2

Second Amended and Restated Investors’ Rights Agreement, dated June 6, 2011, by and between the Company and certain investors named therein (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on May 17, 2012 (File No. 333-180309)).

4.3

Amendment No. 1 to the Second Amended and Restated Investors’ Rights Agreement, dated June 6, 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on May 17, 2012 (File No. 333-180309)).

4.4

Amendment No. 2 to the Second Amended and Restated Investors’ Rights Agreement, dated March 18, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 001-35587)).

4.5

Senior Debt Securities Indenture, dated September 29, 2014, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

4.6

First Supplemental Indenture, dated September 29, 2014, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

4.7

Investor Agreement, dated March 18, 2016, by and among the Company, the investors named therein and Future Fund Investment Company No.4 Pty Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 001-35587)).

4.8

Investor Agreement, dated April 5, 2016, by and between the Company and Johnson & Johnson Innovation-JJDC Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-35587)).

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

10.7	+	TESARO, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on June 19, 2012 (File No. 333-180309)).

10.8	+	TESARO, Inc. 2015 Non-Employee Director Stock Incentive Plan, as amended.

10.9	+

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

10.15	+	Amended and Restated Employment Letter Agreement, dated February 23, 2017, by and between the Company and Leon O. Moulder, Jr.

10.16	+	Amended and Restated Employment Letter Agreement, dated February 23, 2017, by and between the Company and Mary Lynne Hedley, Ph.D.

10.17	+	Form of Amended and Restated Employment Letter Agreement for executive vice presidents and senior vice presidents.

10.18	*

Exclusive License Agreement, dated December 10, 2010, by and between the Company and OPKO Health, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed on June 22, 2012 (File No. 333-180309)).

10.19	*

License Agreement, dated May 22, 2012, by and between the Company and Merck Sharpe & Dohme Corp. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed on June 22, 2012 (File No. 333-180309)).

10.20	*

Amendment No. 1 to License Agreement, dated April 5, 2016, by and between the Company and Merck Sharpe & Dohme Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-35587)).

10.21	*

Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Company, TESARO Development, Ltd. and AnaptysBio, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2014 (File No. 001-35587)).

10.22	*

Amendment No. 1 to Collaboration and Exclusive License Agreement, dated November 28, 2014, by and among the Company, TESARO Development, Ltd. and AnaptysBio, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-35587)).

10.23

Amendment No. 2 to Collaboration and Exclusive License Agreement, dated February 29, 2016, by and among the Company, TESARO Development, Ltd. and AnaptysBio, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 001-35587)).

10.24	*

Collaboration and License Agreement, dated April 5, 2016, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-35587)).

10.25	*	Amendment No. 1 to Collaboration and License Agreement, dated October 10, 2016, by and between the Company and Janssen Biotech, Inc.

10.26	*	Collaboration, Development and License Agreement, dated September 28, 2016, by and between the Company and Zai Lab (Shanghai) Co., Ltd.

10.27	*

Process Development and Manufacturing Services Agreement, dated March 31, 2012, by and between the Company and Hovione Inter Limited (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed on June 22, 2012 (File No. 333-180309)).

10.28	*

Master Manufacturing Services Agreement, dated October 13, 2015, by and between the Company and Patheon Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35587)).

10.29	*

Product Agreement, dated October 13, 2015, by and between the Company and Patheon Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35587)).

10.30

Base Capped Call Confirmation, dated September 25, 2014, by and between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

10.31

Base Capped Call Confirmation, dated September 25, 2014, by and among the Company, Deutsche Bank AG, London Branch, and Deutsche Bank Securities Inc., acting solely as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

10.32

Additional Capped Call Confirmation, dated September 25, 2014, by and between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

10.33

Additional Capped Call Confirmation, dated September 25, 2014, by and among the Company, Deutsche Bank AG, London Branch, and Deutsche Bank Securities Inc., acting solely as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

10.34

Stock Purchase Agreement, dated February 24, 2016, by and among the Company, the investors named therein and Future Fund Investment Company No.4 Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 001-35587)).

10.35

Stock Purchase Agreement, dated April 5, 2016, by and between the Company and Johnson & Johnson Innovation-JJDC Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-35587)).

10.36 *	Lease Agreement, dated October 15, 2012, by and between the Company and BP Bay Colony LLC.

10.37 *	First Amendment to Lease Agreement, dated January 6, 2014, by and between the Company and BP Bay Colony LLC.

10.38 *	Second Amendment to Lease Agreement, dated January 6, 2014, by and between the Company and BP Bay Colony LLC.

10.39 *	Third Amendment to Lease Agreement, dated August 2, 2016, by and between the Company and BP Bay Colony LLC.

10.40 *	Fourth Amendment to Lease Agreement, dated October 6, 2016, by and between the Company and BP Bay Colony LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+             Indicates management contract or compensatory plan.

*             Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.