Form 10-Q/A
period 2016-09-30
TESARO, Inc.
filed 2017-03-22
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of October 31, 2016 there were 51,662,407 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Explanatory Note

TESARO, Inc., or the Company, is filing this Amendment No. 1, or this Amendment, to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, or the Original Form 10-Q, as an exhibit-only filing to re-file Exhibit 10.1 to the Original Form 10-Q, or the Exhibit, in response to comments the Company received from the Securities and Exchange Commission on a confidential treatment request the Company made for certain portions of the Exhibit.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	March 22, 2017

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	March 22, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Collaboration, Development and License Agreement, dated September 28, 2016, by and between the Company and Zai Lab (Shanghai) Co., Ltd.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS***	XBRL Instance Document
EX-101.SCH***	XBRL Taxonomy Extension Schema Document
EX-101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential Treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

** Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed on November 4, 2016.

*** Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed on November 4, 2016.