Form 10-Q
period 2017-06-30
TESARO, Inc.
filed 2017-08-08
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, there were 54,180,974 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2016	2017
	(as revised)
Assets
Current assets:
Cash and cash equivalents	$785,877	$507,941
Accounts receivable	6,195	23,149
Inventories	14,700	28,285
Other current assets	10,515	23,045
Total current assets	817,287	582,420

Intangible assets, net	12,877	44,408
Property and equipment, net	6,640	9,958
Restricted cash	1,694	2,522
Other assets	3,795	6,087
Total assets	$842,293	$645,395

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,236	$45
Accrued expenses	68,700	99,589
Deferred revenue, current	95	95
Other current liabilities	2,978	2,701
Total current liabilities	77,009	102,430

Convertible notes, net	131,775	137,447
Deferred revenue, non-current	305	258
Other non-current liabilities	5,086	5,346
Total liabilities	214,175	245,481

Commitments and contingencies (Notes 10 and 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2016 and June 30, 2017; no shares issued or outstanding at both December 31, 2016 and June 30, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2016 and June 30, 2017; 53,621,679 and 54,165,714 shares issued and outstanding at December 31, 2016 and June 30, 2017, respectively	5	5
Additional paid-in capital	1,604,798	1,664,997
Accumulated other comprehensive loss	(2,924)	(2,543)
Accumulated deficit	(973,761)	(1,262,545)
Total stockholders’ equity	628,118	399,914
Total liabilities and stockholders’ equity	$842,293	$645,395

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(as revised)		(as revised)
Revenues:
Product revenue, net	$1,242	$28,829	$1,518	$30,968
License, collaboration and other revenues	34,568	635	34,592	1,569
Total revenues	35,810	29,464	36,110	32,537

Expenses:
Cost of sales – product	234	3,620	313	4,064
Cost of sales – intangible asset amortization	463	2,979	927	3,469
Research and development	50,138	71,400	102,847	137,522
Selling, general and administrative	36,218	92,979	66,367	162,241
Acquired in-process research and development	4,000	7,000	8,000	7,000
Total expenses	91,053	177,978	178,454	314,296
Loss from operations	(55,243)	(148,514)	(142,344)	(281,759)

Interest expense	(4,120)	(4,426)	(8,101)	(8,693)
Interest income	209	959	311	1,800
Loss before income taxes	(59,154)	(151,981)	(150,134)	(288,652)

Provision for income taxes	—	78	—	132

Net loss	$(59,154)	$(152,059)	$(150,134)	$(288,784)

Net loss per share applicable to common stockholders - basic and diluted	$(1.29)	$(2.82)	$(3.46)	$(5.36)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	45,808	53,982	43,387	53,834

Comprehensive loss:
Net loss	$(59,154)	$(152,059)	$(150,134)	$(288,784)
Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	1	46	(98)	91
Foreign currency translation adjustments	—	255	—	290
Other comprehensive income (loss)	1	301	(98)	381
Comprehensive loss	$(59,153)	$(151,758)	$(150,232)	$(288,403)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2016	2017
	(as revised)
Operating activities
Net loss	$(150,134)	$(288,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	8,000	7,000
Depreciation and amortization expense	1,479	4,931
Stock-based compensation expense	21,146	41,909
Non-cash interest expense	5,082	5,672
Changes in operating assets and liabilities:
Accounts receivable	1,152	(16,954)
Inventories	(7,275)	(6,959)
Other assets	(2,112)	(10,950)
Accounts payable	5,859	(5,146)
Accrued expenses	6,506	19,746
Deferred revenues	417	(46)
Other liabilities	(49)	94
Net cash used in operating activities	(109,929)	(249,487)

Investing activities
Acquisition of product candidate and technology licenses and milestone payments	(8,000)	(42,000)
Purchase of property and equipment	(590)	(4,309)
Change in restricted cash	—	(846)
Net cash used in investing activities	(8,590)	(47,155)

Financing activities
Proceeds from sale of common stock, net of issuance costs	204,969	(8)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	3,608	18,348
Net cash provided by financing activities	208,577	18,340

Effect of exchange rate changes on cash and cash equivalents	—	366
Increase (decrease) in cash and cash equivalents	90,058	(277,936)
Cash and cash equivalents at beginning of period	230,146	785,877
Cash and cash equivalents at end of period	$320,204	$507,941

Non-cash investing and financing activities
Stock option exercise proceeds receivable as of period end	$2,875	$35
Leasehold improvement assets funded by lessor	$—	$585
Purchase of property and equipment - cash not paid as of period end	$139	$118

Supplemental disclosure of cash flow information
Cash paid for interest	$3,019	$3,019

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  Headquartered in Waltham, Massachusetts, TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses, develops, and commercializes oncology products and product candidates.  As part of its business strategy, the Company intends to continue to in-license or acquire additional product candidates across various stages of development.  The Company operates in one segment.  The Company is subject to a number of risks, including, but not limited to, dependence on key individuals, regulatory and manufacturing risks, risks associated with intellectual property, the need to develop additional commercially viable products, competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

On September 1, 2015, the Company’s first commercial product, VARUBI® (rolapitant), was approved by the United States Food and Drug Administration, or FDA, in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The Company commenced sales of VARUBI in November 2015.  On March 27, 2017, the FDA approved the Company’s second commercial product, ZEJULATM (niraparib), for the maintenance treatment of women with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  The Company commenced sales of ZEJULA in the United States in April 2017.  On April 26, 2017, the European Commission approved VARUBY® (oral rolapitant tablets) for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic cancer chemotherapy in adults.  The Company commenced sales of VARUBY in Europe in May 2017.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings and to a lesser extent through product sales and license and collaboration arrangements.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company believes that its currently available funds in addition to cash generated from sales of its products will be sufficient to fund the Company’s operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.  If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2016 and 2017.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2016 Annual Report on Form 10-K and are updated below as necessary.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income (loss) and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to net product revenues, license, collaboration and other revenues, accrued clinical trial and manufacturing development expenses, stock-based compensation expense, inventory and intangible assets and related amortization.  Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, revenue, valuation of convertible notes, intangible assets and related amortization.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

Level 1 inputs      Quoted prices in active markets for identical assets or liabilities

Level 2 inputs      Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs     Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2016 and June 30, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2016
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$766,186	$766,186	$—	$—
Total assets		$766,186	$766,186	$—	$—

		June 30, 2017
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$471,335	$471,335	$—	$—
Total assets		$471,335	$471,335	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year.  As of June 30, 2017, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $137.4 million and the estimated fair value of the principal amount was $824.6 million.  The Convertible Notes are discussed in more detail in Note 5, “Convertible Notes”.

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

Intangible Assets

The Company maintains definite-lived intangible assets related to milestone payments made to third parties subsequent to regulatory approval for acquired and in-licensed product candidates.  These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life.  If the Company’s estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used.  Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated.  The straight-line method is used when future revenues cannot be reasonably estimated, with a cumulative catch-up of amortization expense for milestone payments that do not result in additional intellectual property rights and/or incremental cashflows.  Amortization expense is recorded as a component of cost of sales in the condensed consolidated statements of operations.

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

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30, 2016 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Product revenue, net	$1,242	$1,436	$(194)
License, collaboration and other revenues	34,568	35,125	(557)
Cost of sales – product	234	238	(4)
Loss from operations	(55,243)	(54,496)	(747)
Net loss	(59,154)	(58,407)	(747)
Net loss per share applicable to common stockholders - basic and diluted	$(1.29)	$(1.28)	$(0.01)

	Six months ended June 30, 2016 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Product revenue, net	$1,518	$1,609	$(91)
License, collaboration and other revenues	34,592	35,259	(667)
Cost of sales – product	313	314	(1)
Loss from operations	(142,344)	(141,587)	(757)
Net loss	(150,134)	(149,377)	(757)
Net loss per share applicable to common stockholders - basic and diluted	$(3.46)	$(3.44)	$(0.02)

Condensed Consolidated Balance Sheets

	December 31, 2016 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Accounts receivable	$6,195	$5,343	$852
Other current assets	10,515	8,919	1,596
Accrued expenses	68,700	68,271	429
Deferred revenue, current	95	288	(193)
Deferred revenue, non-current	305	—	305
Customer deposit	—	15,000	(15,000)
Accumulated deficit	$(973,761)	$(990,668)	$16,907

Condensed Consolidated Statement of Cash Flows

	Six months ended June 30, 2016 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Net loss	$(150,134)	$(149,377)	$(757)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	1,152	169	983
Other assets	(2,112)	(2,296)	184
Accrued expenses	6,506	6,421	85
Deferred revenues	417	912	(495)
Cash and cash equivalents at beginning of period	230,146	230,146	—
Cash and cash equivalents at end of period	$320,204	$320,204	$—

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

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business.  To be considered a business (instead of an asset), an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs.  The new guidance provides a framework to evaluate when an input and a substantive process are present (including for early stage companies that have not generated outputs).  To be a business without outputs, there will now need to be an organized workforce.  The new guidance narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606.  Under the final definition, an output is the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income, such as dividends and interest.  The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  The Company elected to early adopt this ASU effective January 1, 2017.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, although this guidance could impact its accounting conclusions for certain future transactions, such as in-licensing agreements.

New Accounting Pronouncements – Recently Issued

In May 2017, the FASB issued ASU No. 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification.  The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  This ASU is effective on a prospective basis beginning on January 1, 2018, with early adoption permitted.  The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

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

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2016	2017
Outstanding stock options	7,080	7,204
Unvested restricted stock units	587	1,158
Shares issuable upon conversion of Convertible Notes	—	3,932
	7,667	12,294

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

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted net income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The share figures in the table above represent the estimated incremental shares that would be issued, after consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of June 30, 2016 and 2017.

4. Inventories

The following table presents inventories as of December 31, 2016 and June 30, 2017 (in thousands):

	December 31,	June 30,
	2016	2017
Raw materials	$13,263	$19,742
Work in process	584	7,083
Finished goods	853	1,460
Total inventories	$14,700	$28,285

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

As of June 30, 2017, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $137.4 million and the estimated fair value of the principal amount was $824.6 million.  As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.

The following table presents total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2016 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Contractual interest expense	$1,509	$1,509	$3,019	$3,019
Amortization of debt discount	2,461	2,779	4,775	5,394
Amortization of debt issuance costs	150	136	307	279
Total interest expense	$4,120	$4,424	$8,101	$8,692

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

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Research and development	$4,479	$7,862	$8,222	$14,987
Selling, general and administrative	7,206	15,646	12,924	26,922
Total stock-based compensation expense	$11,685	$23,508	$21,146	$41,909

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2016	6,978,621	$40.65
Granted	661,657	162.65
Exercised	(373,078)	43.65
Cancelled	(62,837)	50.38
Outstanding at June 30, 2017	7,204,363	$51.62

Vested at June 30, 2017	3,779,553	$28.34

At June 30, 2017, there was approximately $142.6 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted Stock Units

The following table presents a summary of the Company’s RSU activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2016	760,123	$58.55
Granted	566,446	169.31
Vested	(150,162)	46.51
Forfeited	(18,473)	85.74
Unvested restricted stock units at June 30, 2017	1,157,934	$113.86

At June 30, 2017, there was approximately $118.5 million of unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 3.2 years.

In July 2016, the Company issued 15,000 RSUs with service and performance conditions to certain employees,   of which 5,073 vested during the three months ended June 30, 2017. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition.  As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable.  The Company recognized $0.5 million of related expense during the six months ended June 30, 2017.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of June 30, 2017, 176,561 shares remained available for issuance.  During the six months ended June 30, 2016 and 2017, the Company issued 25,225 and 17,684 shares under the 2012 ESPP, and recognized approximately $0.5 million and $1.0 million in related stock-based compensation expense, respectively.

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement.  Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments.  If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision.  As of June 30, 2017, the Company’s uncertain tax positions were subject to valuation allowances.

The Company recorded provisions for income taxes for the three and six months ended June 30, 2017 of $0.1 million and $0.1 million, respectively.  The provision for income taxes consists of current tax expense, which relates primarily to the Company’s subsidiary operations in foreign tax jurisdictions.

9. Intangible Assets

The following table presents intangible assets as of December 31, 2016 and June 30, 2017 (in thousands):

	December 31,	June 30,
	2016	2017	Estimated useful life
Acquired and in-licensed rights	$15,000	$50,000	8-13	Years
Less accumulated amortization	(2,123)	(5,592)
Total intangible assets, net	$12,877	$44,408

The increase in acquired and in-licensed rights as of June 30, 2017 was due to a milestone of $25.0 million paid to Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, which was triggered by the FDA approval of ZEJULA on March 27, 2017, and a milestone of $10.0 million paid to OPKO Health, Inc., which was triggered by the first commercial sale of VARUBY in Europe in May 2017.

The Company recorded $0.5 million and $3.0 million in amortization expense related to intangible assets during the three months ended June 30, 2016 and 2017, respectively, and $0.9 million and $3.5 million during the six months ended June 30, 2016 and 2017, respectively.  Estimated future amortization expense for intangible assets as of June 30, 2017 is $2.5 million for the remainder of 2017, $5.0 million per year for 2018, 2019, 2020, and 2021, and $21.8 million thereafter.

10.  Commitments and Contingencies

The Company leases approximately 150,000 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The Company also leases office space in several locations throughout Europe.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the Company’s leased properties as of June 30, 2017 were $3.1 million for the remainder of the year ending December 31, 2017 and $6.9 million, $6.9 million, $3.6 million, $0.3 and $0.1 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

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

11. Revenue Recognition

Product Revenue, Net

The Company sells its products principally to a limited number of specialty distributors and specialty pharmacy providers, or collectively, its Customers.  These Customers subsequently resell the Company’s products to health care providers and patients.  In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

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

Other Incentives:    Other incentives which the Company offers include voluntary patient assistance programs, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors.  The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

To date, the Company’s sources of product revenue have been U.S. sales of ZEJULA and the oral formulation of VARUBI, and limited sales of VARUBY in Europe.  Total net product revenue was $1.2 million and $28.8 million for the three months ended June 30, 2016 and 2017, respectively.  These totals included $1.2 million and $2.9 million from sales of VARUBI/VARUBY, respectively, and zero and $25.9 million from sales of ZEJULA, respectively.  Total net product revenue was $1.5 million and $31.0 million for the six months ended June 30, 2016 and 2017, respectively.  These totals included $1.5 million and $5.0 million from sales of VARUBI/VARUBY, respectively, and zero and $25.9 million from sales of ZEJULA, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2016 (as revised) and 2017 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2015	$813	$422	$8	$1,243
Provision related to current period sales	602	368	2	972
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(605)	(209)	—	(814)
Balance at June 30, 2016	$810	$581	$10	$1,401

Balance at December 31, 2016	$177	$1,312	$18	$1,507
Provision related to current period sales	3,251	3,264	73	6,588
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(2,730)	(2,343)	—	(5,073)
Balance at June 30, 2017	$698	$2,295	$91	$3,084

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

Licenses of Intellectual Property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Manufacturing Supply Services:  Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options.  The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.  If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license, collaboration and other revenues when the licensee obtains control of the goods, which is upon delivery.

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

The Company receives payments from its licensees based on billing schedules established in each contract.  Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2016 (as revised) and 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2016
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$92	$470	$(53)	$509

Six months ended June 30, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$400	$—	$(47)	$353

During the three and six months ended June 30, 2016 (as revised) and 2017, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$15	$23
Performance obligations satisfied in previous periods	$—	$—

	Six Months Ended June 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$30	$47
Performance obligations satisfied in previous periods	$—	$—

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

At execution, the transaction price included only the $35.0 million up-front consideration received.  None of the clinical or regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts.  Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the second quarter of 2016, the Company allocated $34.5 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license and certain development and regulatory know-how that occurred within 30 days of entering into the Collaboration Agreement.  Revenue allocated to the participation in the Joint Committees performance obligation, $0.5 million, is being recognized on a straight-line basis over a period of five years, which, in management’s judgment, is the best measure of progress toward satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation to participate in the Joint Committees.  Through June 30, 2017, the Company had recognized $34.6 million as license and collaboration revenue under the Collaboration Agreement.  The remaining transaction price of $0.4 million is recorded in deferred revenue as of June 30, 2017 on the consolidated balance sheets and will be recognized as revenue over the remaining period of 45 months.

Revenue associated with the manufacturing supply services is recognized when the material is delivered to Janssen.  For the three and six months ended June 30, 2017, the Company recognized $0.6 million and $1.6 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s consolidated statements of operations and comprehensive loss under the Collaboration Agreement.

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

During the third quarter of 2016, the Company allocated $14.8 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license.  Revenue allocated to the technical assistance performance obligation, $0.2 million, was recognized on a straight-line basis through the service period which was substantially completed during the fourth quarter of 2016.  In addition, $0.7 million of revenue associated with the initial manufacturing supply services was recognized upon delivery of the materials during the fourth quarter of 2016.  No revenues were recognized under the Zai Agreement during the three and six months ended June 30, 2017.

Jiangsu Hengrui Medicine Co., Ltd.

In July 2015, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in the

China Territories.  The Company received a $1.0 million up-front, non-refundable license fee from Hengrui in the fourth quarter of 2015.  The Company has evaluated the terms of this arrangement under Topic 606 and has determined that there are two performance obligations: (1) exclusive license with rights to develop, manufacture and commercialize rolapitant in the China Territories; and (2) provision of technical assistance related to the know-how transfer for the development of the rolapitant formulations.  The Company further determined that the transaction price for this arrangement includes the $1.0 million up-front consideration received and a future regulatory development milestone of $1.0 million.  This future milestone payment relates to the submission of the clinical trial application with the China Food and Drug Administration, or the China FDA.  The Company is also entitled to an additional payment of $1.0 million contingent on the achievement of regulatory approval from the China FDA.  However, as this milestone is not within the control of the Company or Hengrui, the amount has not been included in the transaction price by the Company.  Any consideration related to sales-based milestones (including royalties at percentage rates in the low teens) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Hengrui.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the third quarter of 2015, the Company allocated $1.9 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license.  Revenue allocated to the technical assistance performance obligation, $0.1 million, was recognized on a straight-line basis through the service period and was substantially completed during the fourth quarter of 2016.  No revenues were recognized under this agreement during the three and six months ended June 30, 2017.

Merck Collaboration

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three and six months ended June 30, 2017, the Company incurred $1.8 million and $3.9 million in external costs related to this study, of which $0.9 million and $1.9 million is reimbursable by Merck, respectively.  At June 30, 2017, $1.1 million of cost-sharing receivable from Merck has been recorded in other current assets on the condensed consolidated balance sheets.

13. Subsequent Event

On July 27, 2017, the Company entered into an exclusive license agreement with Millennium Pharmaceuticals, Inc. a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda.  Pursuant to the agreement, the Company granted Takeda licenses under certain patent rights and know-how relating to niraparib to develop and commercialize niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in South Korea, Taiwan, Russia and Australia.

The Company will receive a $100 million up-front payment within ten (10) days of executing the agreement and is eligible to receive additional milestone payments of up to $240 million related to the achievement of certain development and commercial goals.  The Company will also be eligible to receive tiered royalties from Takeda based on percentages of net product sales ranging from the high teens to low thirties.  Takeda is responsible for conducting and funding all development and commercialization of niraparib in the licensed territories, including research, development, regulatory and commercialization activities.

Unless earlier terminated, the license agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries have expired.

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

Examples of forward looking statements contained in this report include statements regarding the following: our commercialization plans for niraparib and rolapitant, including the progress of the commercial launches of ZEJULATM (niraparib) in the U.S., and VARUBI®/VARUBY® (the oral formulation of rolapitant) in the U.S. and Europe, and the potential timing of launch of the intravenous, or IV, formulation of rolapitant in the U.S.; our intent to in-license or acquire additional product candidates; our expectations regarding product revenues and license, collaboration and other revenues; our expectations regarding product returns; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our niraparib, TSR-042, TSR-022 and TSR-033 programs; our expected gross-to-net adjustment ranges for our products; our expectations regarding our discovery and development plans for immunotherapy antibodies, including the expected timing; our anticipated milestone and royalty payment obligations; our expectations that we will continue to incur significant expenses, including increases in our selling, general and administrative expenses, and that our operating losses and negative operating cash flows will continue, and possibly increase, for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

Overview

We are an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  We have in-licensed and are currently developing and commercializing several oncology-related product candidates, including rolapitant, niraparib, and the product candidates under our immuno-oncology platform.

A summary description of our current products and product candidates is as follows:

•

Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, is approved in the United States for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The European Commission also approved oral rolapitant for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic chemotherapy in adults in April 2017.  We market rolapitant in the European Union under the brand name VARUBY®, and commenced sales of VARUBY in May 2017 on a country-by-country basis.  We are also developing an intravenous, or IV, formulation of rolapitant.  We submitted a new drug application, or NDA, for rolapitant IV to the United States Food and Drug Administration, or FDA, in March 2016.  In January 2017, the FDA issued a Complete Response Letter requesting additional information regarding the in vitro release method utilized to characterize the drug product and demonstrate comparability of drug product produced by our two proposed commercial manufacturers of rolapitant IV that were included in the NDA.  We resubmitted the NDA with such information to the FDA in April 2017, and the FDA will need to review and approve the resubmitted NDA in order for us to be allowed to market and sell rolapitant IV in the U.S.  The target Prescription Drug User Fee Act action date is October 25, 2017.

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  On March 27, 2017, the FDA approved ZEJULATM (niraparib) for the maintenance treatment of women with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  The Company commenced sales of ZEJULA in the United States in April 2017.  In October 2016, we submitted a Marketing Authorization Application for niraparib for the maintenance treatment of patients with platinum-sensitive, recurrent ovarian cancer who are in response to platinum-based chemotherapy, which the European Medicines Agency has accepted for review.  In March 2017, following an interim analysis of data by the independent data monitoring committee, we ceased enrollment in our BRAVO study (assessing niraparib in patients with breast cancer who are germline BRCA mutation carriers) after a determination that it is unlikely to produce data that is interpretable and therefore suitable for registration in this indication.  Also in March 2017, we announced plans for expansion of our niraparib clinical development program, including studies of niraparib alone or in combination with other therapeutics for the treatment of ovarian, breast, lung, and prostate cancers.  In June 2017, we announced that initial data from our TOPACIO trial of niraparib plus KEYTRUDA® (pembrolizumab) demonstrated a disease control rate of 69% in patients with platinum-resistant ovarian cancer. We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.

•

Immuno-Oncology Platform:  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3, and LAG-3, and certain bi-specific antibody product candidates. In April 2017, we initiated a registrational development program in metastatic microsatellite high endometrial cancer for our first immuno-oncology antibody, TSR-042, which targets PD-1, and in May 2017, we completed a Phase 1 dose escalation study of TSR-042 in which no dose limiting toxicities were observed.  In July 2016, we commenced the dosing of the first patient in a Phase 1, dose escalation study for our second immuno-oncology antibody, TSR-022, which targets TIM-3.  In May 2017, the FDA cleared our investigational new drug application, or IND, for our antibody candidate targeting LAG-3, TSR-033.  We initiated a Phase 1 study of TSR-033 in August 2017.  We are also currently developing one bi-specific antibody targeting PD-1 and LAG-3, and a combination of TSR-042 plus TSR-022.  In addition, we are evaluating our immuno-oncology anti-tumor agents, including TSR-042, in preclinical combination studies with niraparib and other anti-tumor agents.

Although our strategy focuses on in-licensing, developing and commercializing cancer therapeutics, we also may collaborate with other entities with regard to selected indications or geographies for our in-licensed product candidates.  We have entered into the following collaboration and license agreements:

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

•

In July 2017, we entered into a license agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, for the commercialization and clinical development of niraparib.  This agreement includes the development of niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in South Korea, Taiwan, Russia and Australia.  Takeda will be responsible for development of niraparib in Japan and the four specified countries, including all associated expenses.

For further discussion of these agreements, see Note 12, “License and Collaboration Arrangements” and Note 13, “Subsequent Event”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2017, we had an accumulated deficit of $1.3 billion.  Our net losses were $288.8 million, $374.2 million, $247.7 million, and $171.0 million for the six months ended June 30, 2017 and the years ended December 31, 2016, as revised, 2015, as revised, and 2014, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future. Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the commercialization of VARUBI and ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs such as niraparib, TSR-042, TSR-033 and TSR-022, and our collaborations; (iii) costs related to expanding our international operations; and (iv) other research and development activities and potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  If we obtain regulatory approval for any of our other product candidates, or if we anticipate the near term possibility of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress and results of our clinical trials and other development and regulatory activities, and commercialization efforts for VARUBI and ZEJULA.  Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings, and we may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of June 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $507.9 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through June 30, 2017, we received $1.6 billion in proceeds, net of underwriting discounts and commissions and offering expenses, from private placements of convertible preferred stock and common stock, public offerings of common stock and the issuance of convertible notes.

Financial Operations Overview

Revenues

Product revenue is derived from sales of ZEJULA and VARUBI in the United States, and VARUBY in Europe.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs.  We also anticipate increasing costs associated with our collaborations, manufacturing activities, and potential development milestone payments.  More specifically, we expect costs to increase, including as we: continue our currently ongoing Phase 2 and 3 trials, continue our manufacturing development and validation, and initiate additional investigative and collaborative studies related to niraparib; continue manufacturing and regulatory development activities for the IV formulation of rolapitant; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform and related collaborations; lease additional facility space; and hire additional development and scientific personnel.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval.  We may never succeed in achieving regulatory approval for any of our currently unapproved product candidates.  The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation.  In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as based upon an assessment of each product candidate’s commercial potential. If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our future ability to generate product revenues from any of these product candidates will be delayed or jeopardized.  These occurrences would harm our business, financial condition and prospects, perhaps significantly, which would require us to alter our current operating plan and potentially delay, scale back, or discontinue the development or commercialization of one or more programs and/or other areas of the business in order to reduce our future expenses and continue to fund our remaining operations.

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the six months ended June 30, 2016 and 2017 (in thousands):

	Six Months Ended June 30,
	2016	2017
	(as revised)
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	8,962	5,744
Rolapitant total	8,962	5,744

Niraparib Expenses
Acquired in-process research and development	—	—
Research and development	47,842	44,204
Niraparib total	47,842	44,204

Immuno-Oncology Platform Expenses
Acquired in-process research and development	8,000	7,000
Research and development	12,981	24,706
Immuno-Oncology Platform total	20,981	31,706

Personnel and Other Expenses	33,062	62,868

Total	$110,847	$144,522

For further discussion of the changes in our research and development expenses with respect to the six months ended June 30, 2017 and the corresponding period of 2016, see “Results of Operations — Comparison of the Six Months Ended June 30, 2016 and 2017 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for our commercial personnel, including our field sales force, certain medical education professionals and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions.  Other selling, general and administrative expenses include certain facility-related costs, communication expenses, pre-commercial and commercial consulting, advertising, market research and other activities necessary to prepare for and support the launches of VARUBI, ZEJULA and our potential products, and professional fees for legal, consulting and accounting services.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2017

	Three Months Ended June 30,		Increase/
(data in thousands)	2016	2017	(Decrease)
	(as revised)
Revenues:
Product revenue, net	$1,242	$28,829	$27,587
License, collaboration and other revenues	34,568	635	(33,933)
Total revenues	35,810	29,464	(6,346)

Expenses:
Cost of sales – product	234	3,620	3,386
Cost of sales – intangible asset amortization	463	2,979	2,516
Research and development	50,138	71,400	21,262
Selling, general and administrative	36,218	92,979	56,761
Acquired in-process research and development	4,000	7,000	3,000
Total expenses	91,053	177,978	86,925

Loss from operations	(55,243)	(148,514)	(93,271)
Other income (expense), net	(3,911)	(3,467)	444
Loss before income taxes	(59,154)	(151,981)	(92,827)

Provision for income taxes	—	78	78

Net loss	$(59,154)	$(152,059)	$(92,905)

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI in the U.S. and sales of VARUBY in Europe.  We distribute our products principally through a limited number of specialty distributors and through the specialty pharmacy channel.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  The following table presents net product revenues by product and geography for the three months ended June 30, 2016 and 2017, respectively (in thousands).

	Three months ended June 30,
	2016	2017	Change
	(as revised)
ZEJULA (U.S. only)	$––	$25,945	$25,945

VARUBI/VARUBY
U.S.	1,242	2,880	1,638
International	––	4	4
Total	1,242	2,884	1,642

Product revenue, net	$1,242	$28,829	$27,587

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017.  For net product revenues for the three months ended June 30, 2017, the average net sales price per unit to us was approximately 90% of the Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit.

We began to recognize revenues on sales of VARUBI in the U.S. in the fourth quarter of 2015 and in the EU starting in the second quarter of 2017.  For the three months ended June 30, 2017 as compared to the same period in 2016, net VARUBI product revenues increased due to higher unit sales volumes and price increases, partially offset by higher discounts, rebates and chargebacks.  This resulted in an average net sales price per unit to us of approximately 53% of WAC for the three months ended June 30, 2017 as compared to 60% of WAC for the same period in 2016.

License, Collaboration and Other Revenues.  License, collaboration and other revenues of $34.6 million for the three months ended June 30, 2016 were primarily related to an upfront license payment of $35.0 million from Janssen, which was substantially recognized as license revenue during the period.  License, collaboration and other revenues of $0.6 million for the three months ended June 30, 2017 relate to our license agreement with Janssen.

Cost of Sales - Product. Cost of sales of $0.2 million and $3.6 million for the three months ended June 30, 2016 (as revised) and 2017, respectively, consists of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increase was primarily related to the U.S. launch of ZEJULA in April 2017.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the three months ended June 30, 2016 and 2017 were expensed prior to products’ respective approval dates, and therefore are not included in cost of sales during these periods.  We expect cost of sales to increase in relation to product revenues as we deplete these inventories.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $0.5 million and $3.0 million for the three months ended June 30, 2016 and 2017, respectively, consists of amortization of intangible assets recorded as a result of milestones paid to our licensors, upon or after regulatory approval of our products.  The increase was primarily related to two new milestone assets recorded during the six months ended June 30, 2017: a $25.0 million milestone triggered by the FDA approval of ZEJULA, and a $10.0 million milestone triggered by the first commercial sale of VARUBY in Europe.

Research and Development Expenses.  Research and development expenses were $50.1 million for the three months ended June 30, 2016, compared to $71.4 million for the three months ended June 30, 2017, an increase of $21.3 million.  Significant changes resulting in this increase included:

•

an increase of $8.3 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 clinical trial, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•

an increase of $12.9 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $3.4 million, primarily due to increased awards of employee stock options and restricted stock units.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $36.2 million for the three months ended June 30, 2016, compared to $93.0 million for the three months ended June 30, 2017, an increase of $56.8 million.  The increase was primarily due to increases of: $21.0 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI and ZEJULA, plus hiring to support our international operations; $27.1 million in professional and consulting fees and other expenses related to commercial and pre-commercial activities such as global marketing and promotional programs and market research as well as other corporate operational activities; and $8.4 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses for the three months ended June 30, 2016 were $4.0 million, comprised of a milestone paid to AnaptysBio.  Our obligation to pay this milestone was triggered by the clearance of our IND for TSR-022, which occurred in May 2016.  Acquired in-process research and development expenses for the three months ended June 30, 2017 were $7.0 million, comprised of milestones paid to AnaptysBio related to TSR-033 and TSR-042.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest income increased by $0.7 million during the three months ended June 30, 2017, primarily due to higher balances of interest-bearing cash equivalents.  Interest expense increased by $0.3 million due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.

Comparison of the Six Months Ended June 30, 2016 and 2017

	Six Months Ended June 30,		Increase/
(data in thousands)	2016	2017	(Decrease)
	(as revised)
Revenues:
Product revenue, net	$1,518	$30,968	$29,450
License, collaboration and other revenues	34,592	1,569	(33,023)
Total revenues	36,110	32,537	(3,573)

Expenses:
Cost of sales – product	313	4,064	3,751
Cost of sales – intangible asset amortization	927	3,469	2,542
Research and development	102,847	137,522	34,675
General and administrative	66,367	162,241	95,874
Acquired in-process research and development	8,000	7,000	(1,000)
Total expenses	178,454	314,296	135,842

Loss from operations	(142,344)	(281,759)	(139,415)
Other income (expense), net	(7,790)	(6,893)	897
	(150,134)	(288,652)	(138,518)

Provision for income taxes	—	132	132

Net loss	$(150,134)	$(288,784)	$(138,650)

Product Revenue.  The following table presents net product revenues by product and geography for the six months ended June 30, 2016 and 2017, respectively (in thousands).

	Six months ended June 30,
	2016	2017	Change
	(as revised)
ZEJULA (U.S. only)	$––	$25,945	$25,945

VARUBI/VARUBY
U.S.	1,518	5,019	3,501
International	––	4	4
Total	1,518	5,023	3,505

Product revenue, net	$1,518	$30,968	$29,450

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017.  For net product revenues for the six months ended June 30, 2017, the average net sales price per unit to us was approximately 90% of WAC, which is the gross list price at which our direct customers purchase each unit.

We began to recognize revenues on sales of VARUBI in the U.S. in the fourth quarter of 2015 and in the EU starting in the second quarter of 2017.  For the six months ended June 30, 2017, compared to the same period in 2016, net product revenues increased due to higher unit sales volumes and price increases, partially offset by higher discounts, rebates and chargebacks.  This resulted in an average net sales price per unit to us of approximately 57% of WAC for the six months ended June 30, 2017 as compared to 61% of WAC for the same period in 2016.

License, Collaboration and Other Revenues.  License, collaboration and other revenues of $34.6 million for the six months ended June 30, 2016 were primarily related to an upfront license payment of $35.0 million from Janssen, which was substantially recognized as license revenue during the period.  License, collaboration and other revenues of $1.6 million for the six months ended June 30, 2017 relate to our license agreement with Janssen.

Cost of Sales - Product. Cost of sales of $0.3 million and $4.1 million for the six months ended June 30, 2016 (as revised) and 2017, respectively, consists of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increase was primarily related to the U.S. launch of ZEJULA in April 2017.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $0.9 million and $3.5 million for the six months ended June 30, 2016 and 2017, respectively, consists of amortization of intangible assets recorded as a result of milestones paid to our licensors, upon or after regulatory approval of our products.  The increase was primarily related to two new milestone assets recorded during the six months ended June 30, 2017: a $25.0 million milestone triggered by the FDA approval of ZEJULA, and a $10.0 million milestone triggered by the first commercial sale of VARUBY in Europe.

Research and Development Expenses.  Research and development expenses were $102.8 million for the six months ended June 30, 2016, compared to $137.5 million for the six months ended June 30, 2017, an increase of $34.7 million.  Significant changes resulting in this increase included:

•

an increase of $12.6 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 clinical trial, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•

an increase of $22.5 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $6.8 million, primarily due to increased awards of employee stock options and restricted stock units.

The above increases were offset by a decrease of $2.7 million in external regulatory costs related to rolapitant.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $66.4 million for the six months ended June 30, 2016, compared to $162.2 million for the six months ended June 30, 2017, an increase of $95.8 million.  The increase was primarily due to increases of: $35.2 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI and ZEJULA, plus hiring to support our international operations; $46.4 million in professional and consulting fees and other expenses related to commercial and pre-commercial activities such as global marketing and promotional programs and market research as well as other corporate operational activities; and $14.0 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses were $8.0 million for the six months ended June 30, 2016, comprised of two $4.0 million milestone payments to AnaptysBio.  Our obligations to pay these milestones were triggered by the clearances of our INDs for TSR-042 and TSR-022, which occurred in January 2016 and May 2016, respectively.  Acquired in-process research and development expenses for the six months ended June 30, 2017 were $7.0 million, comprised of milestones paid to AnaptysBio related to TSR-033 and TSR-042.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest income increased by $1.5 million during the six months ended June 30, 2017, primarily due to higher balances of interest-bearing cash equivalents.  Interest expense increased by $0.6 million, due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $507.9 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through June 30, 2017, including our 2012 initial public offering, we raised a total of $1.6 billion in net cash proceeds from private placements of convertible preferred stock and common stock, public offerings of common stock and the issuance of convertible notes.

Cash Flows

The following table presents the primary sources and uses of cash for each of the periods noted (in thousands):

	Six Months Ended June 30,
	2016	2017
	(as revised)
Net cash provided by (used in):
Operating activities	$(109,929)	$(249,487)
Investing activities	(8,590)	(47,155)
Financing activities	208,577	18,340
Effect of exchange rate changes on cash and cash equivalents	—	366
Increase (decrease) in cash and cash equivalents	$90,058	$(277,936)

Cash Flows from Operating Activities

The use of cash in operating activities during both the six months ended June 30, 2016 and 2017 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $139.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to higher costs associated with increased employee headcount and increased external expenses related to commercialization activities for ZEJULA and VARUBI.  Increases in headcount in research and development and general and administrative functions, as well as increased external research expenses to progress the immuno-oncology platform, also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external costs associated with our rolapitant and niraparib development programs.

Cash Flows from Investing Activities

The increase of $38.6 million in net cash used in investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due primarily to $42.0 million in milestones paid during the current year period, compared to $8.0 million in milestones paid during the prior year period. The current year period included a $25.0 million milestone related to FDA approval of ZEJULA, a $10.0 million milestone related to the first commercial sale of VARUBY in Europe, and $7.0 million in immuno-oncology development milestones.  The prior year period included $8.0 million in immuno-oncology development milestones.  In addition, cash used for purchases of property and equipment increased from $0.6 million to $4.3 million, primarily due to the expansion of the leased office space at our U.S. headquarters.

Cash Flows from Financing Activities

The decrease of $190.2 million in net cash provided by financing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to cash proceeds of $205.0 million from the closing of our March 2016 and April 2016 private placements of common stock.  There were no similar financing transactions in the six months ended June 30, 2017.    In addition, cash proceeds from exercises of stock options and purchases under our Employee Stock Purchase Plan increased from $3.6 million in the prior year period to $18.3 million in the current year period.

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

•

the outcome, timing and cost of regulatory approvals by the FDA and comparable non-U.S. regulatory authorities, including the potential that the FDA or comparable non-U.S. regulatory authorities may require that we perform more studies, including post-marketing commitments, than those that we currently expect;

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Trade Discounts and Allowances:  We generally provide Customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive sales order management, data and distribution services from certain Customers.  To the extent the services received are distinct from our sale of products to the Customer, these payments are classified in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Provider Chargebacks and Discounts:  Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us.  Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers.  These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.  Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we generally issue credits for such amounts within a few weeks of the Customer’s notification to us of the resale.  Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued a credit.

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

To date, our sources of product revenue have been U.S. sales of ZEJULA and the oral formulation of VARUBI, and limited sales of VARUBY in Europe.  The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2016 (as revised) and 2017 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2015	$813	$422	$8	$1,243
Provision related to current period sales	602	368	2	972
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(605)	(209)	—	(814)
Balance at June 30, 2016	$810	$581	$10	$1,401

Balance at December 31, 2016	$177	$1,312	$18	$1,507
Provision related to current period sales	3,251	3,264	73	6,588
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(2,730)	(2,343)	—	(5,073)
Balance at June 30, 2017	$698	$2,295	$91	$3,084

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

Licenses of Intellectual Property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options.  We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.  If we are entitled to additional payments when the licensee exercises these options, any payments are recorded in license, collaboration and other revenues when the licensee obtains control of the goods, which is upon delivery.

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

We receive payments from our licensees based on billing schedules established in each contract.  Up-front payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements.  Amounts are recorded as accounts receivable when our right to consideration is unconditional.  We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

The following table presents changes in the balances of our contract assets and liabilities during the six months ended June 30, 2016 (as revised) and 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2016
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$92	$470	$(53)	$509

Six months ended June 30, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$400	$—	$(47)	$353

During the three and six months ended June 30, 2016 (as revised) and 2017, we recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$15	$23
Performance obligations satisfied in previous periods	$—	$—

	Six Months Ended June 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$30	$47
Performance obligations satisfied in previous periods	$—	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $507.9 million and $785.9 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the three months ended June 30, 2017.

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

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	August 8, 2017

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	August 8, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Sixth Amendment to Lease Agreement, dated June 16, 2017, by and between the Company and BP Bay Colony LLC.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential Treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.