Form 10-Q
period 2017-09-30
TESARO, Inc.
filed 2017-11-07
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 54,381,928 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2016	2017
	(as revised)
Assets
Current assets:
Cash and cash equivalents	$785,877	$521,265
Accounts receivable	6,195	27,680
Inventories	14,700	50,527
Other current assets	10,515	22,257
Total current assets	817,287	621,729

Intangible assets, net	12,877	43,155
Property and equipment, net	6,640	9,877
Restricted cash	1,694	2,521
Other assets	3,795	8,436
Total assets	$842,293	$685,718

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,236	$5,984
Accrued expenses	68,700	123,076
Deferred revenue, current	95	95
Other current liabilities	2,978	2,287
Total current liabilities	77,009	131,442

Convertible notes, net	131,775	140,362
Deferred revenue, non-current	305	235
Other non-current liabilities	5,086	6,318
Total liabilities	214,175	278,357

Commitments and contingencies (Notes 11 and 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2016 and September 30, 2017; no shares issued or outstanding at both December 31, 2016 and September 30, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2016 and September 30, 2017; 53,621,679 and 54,365,390 shares issued and outstanding at December 31, 2016 and September 30, 2017, respectively	5	5
Additional paid-in capital	1,604,798	1,697,544
Accumulated other comprehensive loss	(2,924)	(2,366)
Accumulated deficit	(973,761)	(1,287,822)
Total stockholders’ equity	628,118	407,361
Total liabilities and stockholders’ equity	$842,293	$685,718

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(as revised)		(as revised)
Revenues:
Product revenue, net	$1,326	$41,755	$2,844	$72,723
License, collaboration and other revenues	15,661	101,011	50,253	102,580
Total revenues	16,987	142,766	53,097	175,303

Expenses:
Cost of sales – product	378	6,216	691	10,280
Cost of sales – intangible asset amortization	464	1,254	1,391	4,723
Research and development	60,783	73,388	163,630	210,910
Selling, general and administrative	37,685	83,998	104,052	246,239
Acquired in-process research and development	1,940	—	9,940	7,000
Total expenses	101,250	164,856	279,704	479,152
Loss from operations	(84,263)	(22,090)	(226,607)	(303,849)

Interest expense	(4,119)	(4,424)	(12,220)	(13,117)
Interest income	532	1,133	843	2,933
Other income	—	243	—	243
Loss before income taxes	(87,850)	(25,138)	(237,984)	(313,790)

Provision for income taxes	—	139	—	271

Net loss	$(87,850)	$(25,277)	$(237,984)	$(314,061)

Net loss per share applicable to common stockholders - basic and diluted	$(1.72)	$(0.47)	$(5.17)	$(5.82)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	51,151	54,241	45,994	53,971

Comprehensive loss:
Net loss	$(87,850)	$(25,277)	$(237,984)	$(314,061)
Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	1	46	(98)	137
Foreign currency translation adjustments	—	131	—	421
Other comprehensive income (loss)	1	177	(98)	558
Comprehensive loss	$(87,849)	$(25,100)	$(238,082)	$(313,503)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2016	2017
	(as revised)
Operating activities
Net loss	$(237,984)	$(314,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	9,940	7,000
Depreciation and amortization expense	2,254	7,092
Stock-based compensation expense	34,064	66,925
Non-cash interest expense	7,692	8,588
Changes in operating assets and liabilities:
Accounts receivable	(15,550)	(21,484)
Inventories	(11,057)	(35,827)
Other assets	(4,551)	(12,415)
Accounts payable	(4,766)	692
Accrued expenses	15,628	49,375
Deferred revenues	562	(70)
Other liabilities	(728)	1,000
Net cash used in operating activities	(204,496)	(243,185)

Investing activities
Acquisition of product candidates, technology licenses and milestone payments	(9,000)	(42,000)
Purchase of property and equipment	(1,820)	(4,926)
Change in restricted cash	(120)	(840)
Net cash used in investing activities	(10,940)	(47,766)

Financing activities
Proceeds from sale of common stock, net of issuance costs	613,913	(8)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	18,692	25,849
Net cash provided by financing activities	632,605	25,841

Effect of exchange rate changes on cash and cash equivalents	—	498
Increase (decrease) in cash and cash equivalents	417,169	(264,612)
Cash and cash equivalents at beginning of period	230,146	785,877
Cash and cash equivalents at end of period	$647,315	$521,265

Non-cash investing and financing activities
Stock option exercise proceeds receivable as of period end	$—	$71
Leasehold improvement assets funded by lessor	$—	$585
Purchase of property and equipment - cash not paid as of period end	$115	$328
Acquired in-process research and development - milestone not paid as of period end	$940	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$6,038	$6,038
Income taxes paid	$—	$468

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware on March 26, 2010 and commenced operations in May 2010.  Headquartered in Waltham, Massachusetts, TESARO is an oncology-focused biopharmaceutical company dedicated to improving the lives of cancer patients.  TESARO acquires, in-licenses, develops, and commercializes oncology products and product candidates.  As part of its business strategy, the Company intends to continue to in-license or acquire additional products or product candidates across various stages of development.  The Company operates in one segment.  The Company is subject to a number of risks, including, but not limited to, dependence on key individuals, regulatory and manufacturing risks, risks associated with intellectual property, its ability to successfully commercialize its products, the need to develop additional commercially viable products, competition from other companies, many of which are larger and better capitalized, and the need to obtain adequate additional financing to fund the development and commercialization of its products and product candidates and further its in-licensing and acquisition activities.

On September 1, 2015, the Company’s first commercial product, VARUBI® (rolapitant), was approved by the United States Food and Drug Administration, or FDA, in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The Company commenced sales of VARUBI (oral formulation) in November 2015.  The FDA approved the intravenous formulation of VARUBI on October 25, 2017.  On April 26, 2017, the European Commission approved VARUBY® (oral rolapitant tablets) for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic cancer chemotherapy in adults.  The Company commenced sales of VARUBY in Europe in May 2017.  On March 27, 2017, the FDA approved the Company’s second commercial product, ZEJULA® (niraparib), for the maintenance treatment of women with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  The Company commenced sales of ZEJULA in the United States in April 2017.

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

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by TESARO in conformity with accounting principles generally accepted in the United States of America, or GAAP.  Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.  See “New Accounting Pronouncements - Recently Adopted” below for a discussion of certain revisions to prior period financial statements made in connection with the Company’s adoption of new revenue recognition guidance retroactive to January 1, 2015.  Otherwise, these reclassifications had no significant effects on the previously reported net loss.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2016 and 2017.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2016 Annual Report on Form 10-K and are updated below as necessary.

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

Level 1 inputs      Quoted prices in active markets for identical assets or liabilities

Level 2 inputs      Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs     Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2016 and September 30, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2016
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$766,186	$766,186	$—	$—
Total assets		$766,186	$766,186	$—	$—

		September 30, 2017
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$487,471	$487,471	$—	$—
Total assets		$487,471	$487,471	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year.  As of September 30, 2017, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $140.4 million and the estimated fair value of the principal amount was $751.4 million.  The Convertible Notes are discussed in more detail in Note 5, “Convertible Notes”.

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  Under this method, the Company is revising its consolidated financial statements for the years ended December 31, 2015 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for net product revenue and license, collaboration and other revenues, see Note 12, “Revenue Recognition”.

Intangible Assets

The Company maintains definite-lived intangible assets related to milestone payments made to third parties subsequent to regulatory approval for acquired and in-licensed product candidates.  These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life.  If the Company’s estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used.  Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated.  The straight-line method is used when future revenues cannot be reasonably estimated, with a cumulative catch-up of amortization expense for milestone payments that do not result in additional intellectual property rights and/or incremental cash flows.  Amortization expense is recorded as a component of cost of sales in the condensed consolidated statements of operations.

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

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2016 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Product revenue, net	$1,326	$2,799	$(1,473)
License, collaboration and other revenues	15,661	931	14,730
Cost of sales – product	378	424	(46)
Loss from operations	(84,263)	(97,566)	13,303
Net loss	(87,850)	(101,153)	13,303
Net loss per share applicable to common stockholders - basic and diluted	$(1.72)	$(1.98)	$0.26

	Nine months ended September 30, 2016 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Product revenue, net	$2,844	$4,408	$(1,564)
License, collaboration and other revenues	50,253	36,190	14,063
Cost of sales – product	691	738	(47)
Loss from operations	(226,607)	(239,153)	12,546
Net loss	(237,984)	(250,530)	12,546
Net loss per share applicable to common stockholders - basic and diluted	$(5.17)	$(5.45)	$0.28

Condensed Consolidated Balance Sheets

	December 31, 2016 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Accounts receivable	$6,195	$5,343	$852
Other current assets	10,515	8,919	1,596
Accrued expenses	68,700	68,271	429
Deferred revenue, current	95	288	(193)
Deferred revenue, non-current	305	—	305
Customer deposit	—	15,000	(15,000)
Accumulated deficit	$(973,761)	$(990,668)	$16,907

Condensed Consolidated Statement of Cash Flows

	Nine months ended September 30, 2016 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Net loss	$(237,984)	$(250,530)	$12,546
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(15,550)	(2,535)	(13,015)
Other assets	(4,551)	(4,512)	(39)
Accrued expenses	15,628	15,698	(70)
Deferred revenues	562	(16)	578
Cash and cash equivalents at beginning of period	230,146	230,146	—
Cash and cash equivalents at end of period	$647,315	$647,315	$—

The most significant change above relates to the Company’s license, collaboration and other revenues and the impact of the potential payment to Zai Lab (Shanghai) Co., Ltd., or Zai Lab, upon exercise of the option to co-market niraparib in China, Hong Kong and Macao, or the China Territories.  Under Topic 605, even though the Company believed it was remote that this option would be exercised, the Company had concluded that the contract price was not fixed or determinable under the revenue recognition criteria and accordingly no revenue had been previously recognized. Therefore, the up-front, non-refundable license fee of $15.0 million received by the Company in the fourth quarter of 2016 was deferred and recorded as a customer deposit as of December 31, 2016.  Under Topic 606, the Company determined the probability is remote that it will exercise the option and accordingly, the potential future payments to Zai Lab have no impact on the transaction price.  Further, the Company evaluated this option to co-market niraparib under Topic 606 and concluded that this option is not a repurchase right and accordingly recognized revenue in the three months ended September 30, 2016 for the transaction price received as and when the performance obligations under this agreement were satisfied by the Company.  For further discussion of the adoption of this standard, see Note 12, “Revenue Recognition” and Note 13, “License and Collaboration Arrangements”.

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

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2016	2017
Outstanding stock options and Employee Stock Purchase Plan	7,045	7,033
Unvested restricted stock units	666	1,174
Shares issuable upon conversion of Convertible Notes	—	3,559
	7,711	11,766

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

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted net income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The share figures in the table above represent the estimated incremental shares that would be issued, after consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of September 30, 2016 and 2017.

4. Inventories

The following table presents inventories as of December 31, 2016 and September 30, 2017 (in thousands):

	December 31,	September 30,
	2016	2017
Raw materials	$13,263	$31,685
Work in process	584	16,810
Finished goods	853	2,032
Total inventories	$14,700	$50,527

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

As of September 30, 2017, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $140.4 million and the estimated fair value of the principal amount was $751.4 million.  As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.

The following table presents total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2016 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Contractual interest expense	$1,509	$1,509	$4,528	$4,528
Amortization of debt discount	2,460	2,779	7,236	8,172
Amortization of debt issuance costs	150	136	456	416
Total interest expense	$4,119	$4,424	$12,220	$13,116

6.  Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	December 31,	September 30,
	2016	2017
	(as revised)
Research and development	$36,759	$40,460
Salaries, bonuses and other compensation	20,654	29,699
Accrued inventory	—	27,032
Accrued royalty	2,059	4,116
Accrued other	9,228	21,769
Total accrued expenses	$68,700	$123,076

7.  Stock-Based Compensation

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

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Research and development	$5,605	$8,545	$13,826	$23,532
Selling, general and administrative	7,314	16,471	20,238	43,393
Total stock-based compensation expense	$12,919	$25,016	$34,064	$66,925

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2016	6,978,621	$40.65
Granted	674,707	162.02
Exercised	(552,720)	43.10
Cancelled	(86,563)	57.98
Outstanding at September 30, 2017	7,014,045	$51.92

Vested at September 30, 2017	3,987,711	$30.94

At September 30, 2017, there was approximately $127.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

Restricted Stock Units

The following table presents a summary of the Company’s RSU activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2016	760,123	$58.55
Granted	617,181	166.42
Vested	(170,196)	50.87
Forfeited	(33,122)	101.80
Unvested restricted stock units at September 30, 2017	1,173,986	$115.15

At September 30, 2017, there was approximately $114.7 million of unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.

In July 2016, the Company issued 15,000 RSUs with service and performance conditions to certain employees, none of which vested during the three months ended September 30, 2017. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition.  As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable.  The Company recognized $0.4 million and $0.9 million of related expense during the three and nine months ended September 30, 2017, respectively.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of September 30, 2017, 176,561 shares remained available for issuance.  During the nine months ended September 30, 2016 and 2017, the Company issued 25,225 and 17,684 shares under the 2012 ESPP, and recognized approximately $0.7 million and $1.4 million in related stock-based compensation expense, respectively.

8.  Common Stock Transactions

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

9.  Income Taxes

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement.  Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments.  If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision.  As of September 30, 2017, the Company’s uncertain tax positions were subject to valuation allowances.

The Company recorded provisions for income taxes for the three and nine months ended September 30, 2017 of $0.1 million and $0.3 million, respectively.  The provision for income taxes consists of current tax expense, which relates primarily to the Company’s subsidiary operations in foreign tax jurisdictions.

10. Intangible Assets

The following table presents intangible assets as of December 31, 2016 and September 30, 2017 (in thousands):

	December 31,	September 30,
	2016	2017	Estimated useful life
Acquired and in-licensed rights	$15,000	$50,000	8-13	Years
Less accumulated amortization	(2,123)	(6,845)
Total intangible assets, net	$12,877	$43,155

The increase in acquired and in-licensed rights as of September 30, 2017 was due to a milestone of $25.0 million paid to Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, which was incurred upon the FDA approval of ZEJULA on March 27, 2017, and a milestone of $10.0 million paid to OPKO Health, Inc., which was incurred upon the first commercial sale of VARUBY in Europe in May 2017.

The Company recorded $0.5 million and $1.3 million in amortization expense related to intangible assets during the three months ended September 30, 2016 and 2017, respectively, and $1.4 million and $4.7 million during the nine months ended September 30, 2016 and 2017, respectively.  Estimated future amortization expense for intangible assets as of September 30, 2017 is $1.3 million for the remainder of 2017, $5.0 million per year for 2018, 2019, 2020, and 2021, and $21.8 million thereafter.

11.  Commitments and Contingencies

The Company leases approximately 150,000 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The Company also leases office space in several locations throughout Europe.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the Company’s leased properties as of September 30, 2017 were $1.6 million for the remainder of the year ending December 31, 2017 and $6.9 million, $6.9 million, $3.6 million, $0.3 and $0.1 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

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

12. Revenue Recognition

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

Product Returns:  Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient.  The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company currently estimates product return liabilities using available industry data and its own historical sales information, including its visibility into the inventory remaining in the distribution channel.  The Company has received insignificant returns to date and believes that returns of its products will continue to be minimal.

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

To date, the Company’s sources of product revenue have been U.S. sales of ZEJULA and the oral formulation of VARUBI, and limited sales of VARUBY in Europe.  Total net product revenue was $1.3 million and $41.8 million for the three months ended September 30, 2016 and 2017, respectively.  These totals included $1.3 million and $2.4 million from sales of VARUBI/VARUBY, respectively, and zero and $39.4 million from sales of ZEJULA, respectively. Total net product revenue was $2.8 million and $72.7 million for the nine months ended September 30, 2016 and 2017, respectively.  These totals included $2.8 million and $7.4 million from sales of VARUBI/VARUBY, respectively, and zero and $65.3 million from sales of ZEJULA, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2016 (as revised) and 2017 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2015	$813	$422	$8	$1,243
Provision related to current period sales	1,143	798	5	1,946
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(1,622)	(547)	—	(2,169)
Balance at September 30, 2016	$334	$673	$13	$1,020

Balance at December 31, 2016	$177	$1,312	$18	$1,507
Provision related to current period sales	6,567	6,924	155	13,646
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(5,906)	(4,311)	—	(10,217)
Balance at September 30, 2017	$838	$3,987	$173	$4,998

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

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2016 (as revised) and 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2016
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$92	$653	$(90)	$655

Nine months ended September 30, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$400	$—	$(70)	$330

During the three and nine months ended September 30, 2016 (as revised) and 2017, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$15	$23
Performance obligations satisfied in previous periods	$—	$—

	Nine Months Ended September 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$45	$70
Performance obligations satisfied in previous periods	$—	$—

13. License and Collaboration Arrangements

Out-Licenses

Takeda Pharmaceutical Co., Ltd.

On July 27, 2017, the Company entered into an exclusive license agreement, or the Takeda Agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda.  Pursuant to the Takeda Agreement, the Company granted Takeda licenses under certain patent rights and know-how relating to niraparib to develop and commercialize niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in South Korea, Taiwan, Russia and Australia.

In connection with the Takeda Agreement, the Company received a $100.0 million up-front payment and is eligible to receive additional payments of up to $140.0 million related to the achievement of certain clinical development and regulatory milestones as well as up to $100.0 million related to the achievement of additional sales milestones.  The Company will also be eligible to receive tiered royalties from Takeda based on percentages of net product sales ranging from the high teens to low thirties.  Takeda is responsible for conducting and funding all development and commercialization of niraparib in the licensed territories, including research, development, regulatory and commercialization activities. Unless earlier terminated, the Takeda Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries have expired.

The Company identified the following performance obligations at the inception of the Takeda Agreement: (1) exclusive license with rights to develop and commercialize niraparib to Takeda in the licensed territories for the associated tumor types, and (2) initial supply to Takeda of certain materials for the manufacture of niraparib.  In addition, the Company may also become responsible for manufacturing certain niraparib products for clinical and commercial supply and providing technical assistance related to the transfer of know-how, at Takeda’s option, for the manufacture of niraparib for which the Company will receive reimbursement that approximates stand-alone selling prices.

The Company evaluated the Takeda Agreement under Topic 606.  Based on that evaluation, the up-front, non-refundable fees and the reimbursement received for the initial supply of materials constituted the amount of the consideration to be included in the transaction price and have been allocated to the performance obligations identified based on the Company’s best estimate of the relative stand-alone selling price.  None of the clinical or regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained.  As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Takeda and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.  The Company considered Takeda’s right to sublicense and manufacture certain niraparib products, and the fact that the manufacturing services are not proprietary and can be provided by other vendors, to conclude that the license has stand-alone functionality and is distinct.  The Company believes that a change in the assumptions used to determine its best estimate of selling price for the license most likely would not have a significant effect on the allocation of consideration received (or receivable) to the performance obligations.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended September 30, 2017, the Company allocated $100.0 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license. Revenue associated with the initial supply of niraparib materials will be recognized when delivered to Takeda.  Under the Takeda Agreement, for the three and nine months ended September 30, 2017, the Company recognized $100.0 million within license, collaboration and other revenues in its consolidated statements of operations and comprehensive loss.

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

During the second quarter of 2016, the Company allocated $34.5 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license and certain development and regulatory know-how that occurred within 30 days of entering into the Collaboration Agreement.  Revenue allocated to the Joint Committees performance obligation, $0.5 million, is being recognized on a straight-line basis over a period of five years, which, in management’s judgment, is the best measure of progress toward satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation to participate in the Joint Committees.  Through September 30, 2017, the Company had recognized $34.7 million as license and collaboration revenue under the Collaboration Agreement.  The remaining transaction price of $0.3 million is recorded in deferred revenue as of September 30, 2017 on the consolidated balance sheets and will be recognized as revenue over the remaining period of 45 months.

Revenue associated with the manufacturing supply services is recognized when the material is delivered to Janssen.  For the three and nine months ended September 30, 2017, the Company recognized $0.9 million and $2.5 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s consolidated statements of operations and comprehensive loss under the Collaboration Agreement.

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

 The Company identified the following performance obligations under the contract: (1) exclusive license with rights to develop and commercialize niraparib to Zai Lab for the China Territories; (2) provision of technical assistance related to the know-how transfer for the development of niraparib; and (3) initial supply to Zai Lab of certain materials for the manufacture of niraparib.  In addition, the Company may also become responsible for manufacturing of certain niraparib products and materials for commercial sale in certain instances based on regulatory requirements in the China Territories for which the Company will receive reimbursement that approximates stand-alone selling price.  The Zai Agreement also provides the Company with an option to co-market niraparib in the China Territories with Zai Lab, in return for certain consideration.  This co-marketing right must be exercised by the Company no later than 12 months prior to the launch of niraparib in the China Territories.  In addition, the Zai Agreement provides the Company with a right of first refusal with respect to licenses for two novel, discovery-stage immuno-oncology programs from Zai Lab.

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

During the third quarter of 2016, the Company allocated $14.8 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license.  Revenue allocated to the technical assistance performance obligation, $0.2 million, was recognized on a straight-line basis through the service period which was substantially completed during the fourth quarter of 2016.  In addition, $0.7 million of revenue associated with the initial manufacturing supply services was recognized upon delivery of the materials during the fourth quarter of 2016.  No revenues were recognized under the Zai Agreement during the three and nine months ended September 30, 2017.

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

During the third quarter of 2015, the Company allocated $1.9 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license.  Revenue allocated to the technical assistance performance obligation, $0.1 million, was recognized on a straight-line basis through the service period and was substantially completed during the fourth quarter of 2016.  No revenues were recognized under this agreement during the three and nine months ended September 30, 2017.

Merck Collaboration

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three and nine months ended September 30, 2017, the Company incurred $2.6 million and $6.5 million in external costs related to this study, of which $1.2 million and $3.2 million is reimbursable by Merck, respectively.  At September 30, 2017, $2.3 million of cost-sharing receivable from Merck has been recorded in other current assets on the condensed consolidated balance sheets.

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

Examples of forward looking statements contained in this report include statements regarding the following: our commercialization plans for niraparib and rolapitant, including the progress of the commercial launches of ZEJULA® (niraparib) in the U.S., and VARUBI®/VARUBY® (the oral formulation of rolapitant) in the U.S. and Europe, and the expected timing of launch of the intravenous, or IV, formulation of rolapitant in the U.S.; the potential timing of launch of ZEJULA in Europe; our intent to in-license or acquire additional product candidates; our expectations regarding product revenues and license, collaboration and other revenues; our expectations regarding product returns; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, with respect to each of our niraparib, TSR-042, TSR-022 and TSR-033 programs; our expected gross-to-net adjustment ranges for our products; our expectations regarding our discovery and development plans for immunotherapy antibodies, including the expected timing; our anticipated milestone and royalty payment obligations; our expectations that we will continue to incur significant expenses, including increases in our selling, general and administrative expenses, and that our operating losses and negative operating cash flows will continue, and possibly increase, for the foreseeable future; the expected impact of recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

These forward-looking statements involve substantial risks and uncertainties that could cause actual future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements.  Such risks and uncertainties include, among others, the uncertainties inherent in the development or launch of any new pharmaceutical product and the execution and completion of clinical trials, risks related to competition, uncertainties surrounding the timing of availability of data from our clinical trials, uncertainties regarding ongoing discussions with and actions by regulatory authorities, patient accrual rates for clinical trials, manufacturing and supply risks, risks relating to intellectual property, and other matters that could affect the timing of data, the potential regulatory approval, or the commercial availability of our product candidates or the success of any product.  The following information and any forward-looking statements should be considered in light of these factors and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, including under the heading “Risk Factors”.

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

A summary description of our current products and product candidates is as follows:

•

Rolapitant is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.  The oral form of rolapitant, VARUBI, is approved in the United States for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  In October 2017, the United States Food and Drug Administration, or FDA, approved our new drug application, or NDA, for the intravenous, or IV, formulation of rolapitant.  We expect to commence sales of VARUBI IV in the U.S. in the fourth quarter of 2017.  The European Commission also approved oral rolapitant for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic chemotherapy in adults in April 2017.  We market rolapitant in the European Union under the brand name VARUBY®, and commenced sales of VARUBY in May 2017 on a country-by-country basis.

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  On March 27, 2017, the FDA approved ZEJULA (niraparib) for the maintenance treatment of women with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  The Company commenced sales of ZEJULA in the United States in April 2017.  In October 2016, we submitted a Marketing Authorization Application, or MAA, for niraparib for the maintenance treatment of patients with platinum-sensitive, recurrent ovarian cancer who are in response to platinum-based chemotherapy, to the European Medicines Agency, or EMA.  In September 2017, the EMA’s Committee for Medicinal Products for Human Use rendered a positive opinion for this MAA.  Pending final approval by the European Commission, we intend to commence the launch of ZEJULA in the European Union by the end of 2017, on a country-by-country basis.  In March 2017, following an interim analysis of data by the independent data monitoring committee, we ceased enrollment in our BRAVO study (assessing niraparib in patients with breast cancer who are germline BRCA mutation carriers) after a determination that it is unlikely to produce data that is interpretable and therefore suitable for registration in this indication.  Also in March 2017, we announced plans for expansion of our niraparib clinical development program, including studies of niraparib alone or in combination with other therapeutics for the treatment of ovarian, breast, lung, and prostate cancers.  In June 2017, we announced that initial data from our TOPACIO trial of niraparib plus KEYTRUDA® (pembrolizumab) demonstrated a disease control rate of 69% in patients with platinum-resistant ovarian cancer.  We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.

•

Immuno-Oncology Platform:  In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, for the discovery and development of antibodies for several immuno-oncology targets.  As part of our collaboration with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3, and LAG-3, and certain bi-specific antibody product candidates.  In April 2017, we initiated a registrational development program in metastatic microsatellite high endometrial cancer for our first immuno-oncology antibody, TSR-042, which targets PD-1, and in May 2017, we completed a Phase 1 dose escalation study of TSR-042 in which no dose limiting toxicities were observed.  In July 2016, we commenced the dosing of the first patient in a Phase 1, dose escalation study for our second immuno-oncology antibody, TSR-022, which targets TIM-3.  In August 2017, we commenced the dosing of the first patient in a Phase 1, dose escalation study for our third immuno-oncology antibody, TSR-033, which targets LAG-3.  We are also currently developing one bi-specific antibody targeting PD-1 and LAG-3, and a combination of TSR-042 plus TSR-022.  In addition, we are evaluating our immuno-oncology anti-tumor agents, including TSR-042, in preclinical combination studies with niraparib and other anti-tumor agents.

Although our strategy focuses on in-licensing, developing and commercializing cancer therapeutics, we also may collaborate with other entities with regard to selected indications or geographies for our in-licensed product candidates.  We have entered into the following collaboration and license agreements:

•

In May 2015, we entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck & Co., Inc., or Merck, to perform the TOPACIO trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Enrollment of the TOPACIO trial is now complete in both cohorts.

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

For further discussion of these agreements, see Note 13, “License and Collaboration Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2017, we had an accumulated deficit of $1.3 billion.  Our net losses were $314.1 million, $374.2 million, $247.7 million, and $171.0 million for the nine months ended September 30, 2017 and the years ended December 31, 2016 (as revised), 2015 (as revised), and 2014, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the launches and commercialization of VARUBI and ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs for niraparib, TSR-042, TSR-033 and TSR-022, and our collaborations; (iii) costs related to expanding our international operations; and (iv) other research and development activities and potential future collaborative or in-licensed development programs.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  For example, if our MAA for niraparib is approved, we will owe a $15.0 million milestone payment to Merck Sharp & Dohme Corp., a subsidiary of Merck.  If we obtain regulatory approval for any of our other product candidates, or if we anticipate the near term possibility of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  Furthermore, we expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a public company, and we will continue to incur substantial interest expense related to our outstanding convertible debt.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress and results of our clinical trials and other development and regulatory activities, and commercialization efforts for VARUBI and ZEJULA. Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings, and we may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Public Offerings of Common Stock, Private Placements of Securities and Issuance of Convertible Notes.  As of September 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $521.3 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and issuance of convertible notes.  From inception through September 30, 2017, we received $1.6 billion in proceeds, net of underwriting discounts and commissions and offering expenses, from private placements of convertible preferred stock and common stock, public offerings of common stock and the issuance of convertible notes.

Financial Operations Overview

Revenues

Product revenue is derived from sales of ZEJULA and VARUBI in the United States, and VARUBY in Europe.

License, collaboration and other revenues relate to our license agreements with Takeda, Janssen, Zai Lab and Hengrui.  Takeda has licensed the rights to develop and commercialize niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in certain other specified countries.  Janssen has licensed the rights to develop, manufacture and commercialize niraparib worldwide (except for Japan) for the treatment of prostate cancer.  Zai Lab has licensed the rights to develop and commercialize niraparib for the China Territories, except for prostate cancer.  Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs.  We also anticipate increasing costs associated with our collaborations, manufacturing activities, and potential development milestone payments.  More specifically, we expect costs to increase, including as we: continue our currently ongoing clinical trials, continue our manufacturing development and validation, and initiate additional investigative and collaborative studies related to niraparib; incur potential research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform and related collaborations; lease additional facility space; and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the nine months ended September 30, 2016 and 2017 (in thousands):

	Nine Months Ended September 30,
	2016	2017
	(as revised)
Rolapitant Expenses
Acquired in-process research and development	$—	$—
Research and development	13,018	7,825
Rolapitant total	13,018	7,825

Niraparib Expenses
Acquired in-process research and development	940	—
Research and development	72,758	63,629
Niraparib total	73,698	63,629

Immuno-Oncology Platform Expenses
Acquired in-process research and development	9,000	7,000
Research and development	23,034	41,925
Immuno-Oncology Platform total	32,034	48,925

Personnel and Other Expenses	54,820	97,531

Total	$173,570	$217,910

For further discussion of the changes in our research and development expenses with respect to the nine months ended September 30, 2017 and the corresponding period of 2016, see “Results of Operations — Comparison of the Nine Months Ended September 30, 2016 and 2017 — Research and Development Expenses” below.

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

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial and pre-commercial activities related to VARUBI, ZEJULA and other products in our pipeline and continued research and development activities, as well as the continued costs of operating as a public company.  These increases will likely include increased costs related to the hiring of additional personnel, executing marketing and promotional programs, hiring consultants, leasing of additional facility space, enhancing information technology systems, and legal and other professional fees, among other expenses.

Other Income and Expense

Other income and expense consists primarily of interest expense related to the Convertible Notes and interest income earned on cash and cash equivalents.  A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2017

	Three Months Ended September 30,		Increase/
(data in thousands)	2016	2017	(Decrease)
	(as revised)
Revenues:
Product revenue, net	$1,326	$41,755	$40,429
License, collaboration and other revenues	15,661	101,011	85,350
Total revenues	16,987	142,766	125,779

Expenses:
Cost of sales – product	378	6,216	5,838
Cost of sales – intangible asset amortization	464	1,254	790
Research and development	60,783	73,388	12,605
Selling, general and administrative	37,685	83,998	46,313
Acquired in-process research and development	1,940	—	(1,940)
Total expenses	101,250	164,856	63,606

Loss from operations	(84,263)	(22,090)	62,173
Other income (expense), net	(3,587)	(3,048)	539
Loss before income taxes	(87,850)	(25,138)	62,712

Provision for income taxes	—	139	139

Net loss	$(87,850)	$(25,277)	$62,573

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI in the U.S. and sales of VARUBY in Europe.  We distribute our products principally through a limited number of specialty distributors and through the specialty pharmacy channel.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies” section below and Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  The following table presents net product revenues by product and geography for the three months ended September 30, 2016 and 2017, respectively (in thousands).

	Three months ended September 30,
	2016	2017	Change
	(as revised)
ZEJULA (U.S. only)	$––	$39,375	$39,375

VARUBI/VARUBY
U.S.	1,326	2,334	1,008
International	––	46	46
Total	1,326	2,380	1,054

Product revenue, net	$1,326	$41,755	$40,429

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017.  For net product revenues for the three months ended September 30, 2017, the average net sales price per unit to us was approximately 89% of the Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit.

We began to recognize revenues on sales of VARUBI in the U.S. in the fourth quarter of 2015 and in the EU starting in the second quarter of 2017.  For the three months ended September 30, 2017 as compared to the same period in 2016, net VARUBI product revenues increased due to higher unit sales volumes and price increases, partially offset by higher discounts, rebates and chargebacks.  The average net sales price per unit to us was approximately 52% of WAC for the three months ended September 30, 2017 as compared to 58% of WAC for the same period in 2016.

License, Collaboration and Other Revenues.  License, collaboration and other revenues of $15.7 million for the three months ended September 30, 2016 were primarily related to an up-front license payment of $15.0 million from Zai Lab, which was substantially recognized as license revenue during the period.  License, collaboration and other revenues of $101.0 million for the three months ended September 30, 2017 primarily relate to the $100.0 million up-front payment we received under our license agreement with Takeda.

Cost of Sales - Product. Cost of sales of $0.4 million and $6.2 million for the three months ended September 30, 2016 (as revised) and 2017, respectively, consists of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increase was primarily related to the U.S. launch of ZEJULA in April 2017.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the three months ended September 30, 2016 and 2017 were expensed prior to products’ respective approval dates, and therefore are not included in cost of sales during these periods.  We expect cost of sales to increase in relation to product revenues as we deplete these inventories.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $0.5 million and $1.3 million for the three months ended September 30, 2016 and 2017, respectively, consists of amortization of intangible assets recorded as a result of milestones paid to our licensors, upon or after regulatory approval of our products.  The increase was primarily related to two new milestone assets recorded during the nine months ended September 30, 2017: a $25.0 million milestone incurred upon the FDA approval of ZEJULA, and a $10.0 million milestone incurred upon the first commercial sale of VARUBY in Europe.

Research and Development Expenses.  Research and development expenses were $60.8 million for the three months ended September 30, 2016, compared to $73.4 million for the three months ended September 30, 2017, an increase of $12.6 million.  Significant changes resulting in this increase included:

•

an increase of $11.1 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities;

•

an increase of $6.2 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•

a decrease of $5.5 million in costs associated with our niraparib program, primarily related to manufacturing costs, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter.

In addition, stock-based compensation expense included in research and development expenses increased by $2.9 million, primarily due to increased awards of employee stock options and restricted stock units.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $37.7 million for the three months ended September 30, 2016, compared to $84.0 million for the three months ended September 30, 2017, an increase of $46.3 million.  The increase was primarily due to increases of: $18.8 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI and ZEJULA, plus hiring to support our international operations; $18.3 million in professional and consulting fees and other expenses related to commercial and pre-commercial activities such as global marketing and promotional programs and market research as well as other corporate operational activities; and $9.2 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses for the three months ended September 30, 2016 were $1.9 million, comprised of a $1.0 million milestone to AnaptysBio and a $0.9 million milestone to Merck.  There were no acquired in-process research and development expenses for the three months ended September 30, 2017.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest income increased by $0.6 million during the three months ended September 30, 2017, primarily due to higher balances of interest-bearing cash equivalents.  Interest expense increased by $0.3 million due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.

Comparison of the Nine Months Ended September 30, 2016 and 2017

	Nine Months Ended September 30,		Increase/
(data in thousands)	2016	2017	(Decrease)
	(as revised)
Revenues:
Product revenue, net	$2,844	$72,723	$69,879
License, collaboration and other revenues	50,253	102,580	52,327
Total revenues	53,097	175,303	122,206

Expenses:
Cost of sales – product	691	10,280	9,589
Cost of sales – intangible asset amortization	1,391	4,723	3,332
Research and development	163,630	210,910	47,280
General and administrative	104,052	246,239	142,187
Acquired in-process research and development	9,940	7,000	(2,940)
Total expenses	279,704	479,152	199,448

Loss from operations	(226,607)	(303,849)	(77,242)
Other income (expense), net	(11,377)	(9,941)	1,436
	(237,984)	(313,790)	(75,806)

Provision for income taxes	—	271	271

Net loss	$(237,984)	$(314,061)	$(76,077)

Product Revenue.  The following table presents net product revenues by product and geography for the nine months ended September 30, 2016 and 2017, respectively (in thousands).

	Nine months ended September 30,
	2016	2017	Change
	(as revised)
ZEJULA (U.S. only)	$––	$65,321	$65,321

VARUBI/VARUBY
U.S.	2,844	7,353	4,509
International	––	49	49
Total	2,844	7,402	4,558

Product revenue, net	$2,844	$72,723	$69,879

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017.  For net product revenues for the nine months ended September 30, 2017, the average net sales price per unit to us was approximately 89% of WAC, which is the gross list price at which our direct customers purchase each unit.

We began to recognize revenues on sales of VARUBI in the U.S. in the fourth quarter of 2015 and in the EU starting in the second quarter of 2017.  For the nine months ended September 30, 2017, compared to the same period in 2016, net product revenues increased due to higher unit sales volumes and price increases, partially offset by higher discounts, rebates and chargebacks.  This resulted in an average net sales price per unit to us of approximately 55% of WAC for the nine months ended September 30, 2017 as compared to 59% of WAC for the same period in 2016.

License, Collaboration and Other Revenues.  License, collaboration and other revenues of $50.3 million for the nine months ended September 30, 2016 were primarily related to up-front license payments of $35.0 million from Janssen and $15.0 million from Zai Lab, which were substantially recognized as license revenue during the period.  License, collaboration and other revenues of $102.6 million for the nine months ended September 30, 2017 primarily relate to the $100.0 million up-front payment we received under our license agreement with Takeda.

Cost of Sales - Product. Cost of sales of $0.7 million and $10.3 million for the nine months ended September 30, 2016 (as revised) and 2017, respectively, consists of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increase was primarily related to the U.S. launch of ZEJULA in April 2017.

Cost of Sales - Intangible Asset Amortization. Cost of sales of $1.4 million and $4.7 million for the nine months ended September 30, 2016 and 2017, respectively, consists of amortization of intangible assets recorded as a result of milestones paid to our licensors, upon or after regulatory approval of our products.  The increase was primarily related to two new milestone assets recorded during the nine months ended September 30, 2017: a $25.0 million milestone incurred upon the FDA approval of ZEJULA, and a $10.0 million milestone incurred upon the first commercial sale of VARUBY in Europe.

Research and Development Expenses.  Research and development expenses were $163.6 million for the nine months ended September 30, 2016, compared to $210.9 million for the nine months ended September 30, 2017, an increase of $47.3 million.  Significant changes resulting in this increase included:

•

an increase of $34.1 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities;

•

an increase of $18.9 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•

a decrease of $9.1 million in costs associated with our niraparib program, primarily related to manufacturing costs, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter.

In addition, stock-based compensation expense included in research and development expenses increased by $9.7 million, primarily due to increased awards of employee stock options and restricted stock units.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $104.1 million for the nine months ended September 30, 2016, compared to $246.2 million for the nine months ended September 30, 2017, an increase of $142.1 million.  The increase was primarily due to increases of: $53.7 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI and ZEJULA, plus hiring to support our international operations; $65.3 million in professional and consulting fees and other expenses related to commercial and pre-commercial activities such as global marketing and promotional programs and market research as well as other corporate operational activities; and $23.2 million in stock-based compensation expense.

Acquired In-Process Research and Development.  Acquired in-process research and development expenses were $9.9 million for the nine months ended September 30, 2016, comprised of $9.0 million in milestones to AnaptysBio and a $0.9 million milestone to Merck.  Acquired in-process research and development expenses for the nine months ended September 30, 2017 were $7.0 million, comprised of milestones paid to AnaptysBio related to TSR-033 and TSR-042.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and interest income earned on cash and cash equivalents.  Interest income increased by $2.1 million during the nine months ended September 30, 2017, primarily due to higher balances of interest-bearing cash equivalents.  Interest expense increased by $0.9 million, due to the accretion of the debt discount, which is a component of interest expense, and the use of the effective interest method.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $521.3 million.  Since our inception on March 26, 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities and the issuance of convertible notes.  From inception through September 30, 2017, including our 2012 initial public offering, we raised a total of $1.6 billion in net cash proceeds from private placements of convertible preferred stock and common stock, public offerings of common stock and the issuance of convertible notes. We also received an up-front license fee of $100.0 million from Takeda relating to the niraparib out-license agreement during the three months ended September 30, 2017.

Cash Flows

The following table presents the primary sources and uses of cash for each of the periods noted (in thousands):

	Nine Months Ended September 30,
	2016	2017
	(as revised)
Net cash provided by (used in):
Operating activities	$(204,496)	$(243,185)
Investing activities	(10,940)	(47,766)
Financing activities	632,605	25,841
Effect of exchange rate changes on cash and cash equivalents	—	498
Increase (decrease) in cash and cash equivalents	$417,169	$(264,612)

Cash Flows from Operating Activities

The use of cash in operating activities during both the nine months ended September 30, 2016 and 2017 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $38.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher costs associated with increased employee headcount and increased external expenses related to commercialization activities for ZEJULA and VARUBI.  Increases in headcount in research and development and general and administrative functions, as well as increased external research expenses to progress the immuno-oncology platform, also contributed to the increase in cash used in operating activities.  These factors were offset by a $100.0 million up-front license payment received in August 2017 from Takeda and a $35.0 million up-front license payment received from Janssen in April 2016.

Cash Flows from Investing Activities

The increase of $36.8 million in net cash used in investing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due primarily to $42.0 million in milestones paid during the current year period, compared to $9.0 million in milestones paid during the prior year period. The current year period included a $25.0 million milestone related to the FDA approval of ZEJULA, a $10.0 million milestone related to the first commercial sale of VARUBY in Europe, and $7.0 million in immuno-oncology development milestones.  The prior year period included $9.0 million in immuno-oncology development milestones.  In addition, cash used for purchases of property and equipment increased from $1.8 million to $4.9 million, primarily due to the expansion of the leased office space at our U.S. headquarters.

Cash Flows from Financing Activities

The decrease of $606.8 million in net cash provided by financing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to cash proceeds of $613.9 million from the closing of our March 2016 and April 2016 private placements of common stock and our July 2016 public offering of common stock.  There were no similar financing transactions in the nine months ended September 30, 2017.    In addition, cash proceeds from exercises of stock options and purchases under our Employee Stock Purchase Plan increased from $18.7 million in the prior year period to $25.8 million in the current year period.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the commercialization of VARUBI and ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs for niraparib, TSR-042, TSR-033 and TSR-022, and our collaborations; (iii) costs related to expanding our international operations; and (iv) other research and development activities and potential future collaborative or in-licensed development programs.  We are subject to the risks incident in the development of new biopharmaceutical products, and global expansion, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

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

•

the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license, including our current and potential future clinical trials for niraparib and immuno-oncology assets;

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Revenue Recognition

Effective January 1, 2017, we adopted Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  Under this method, we are revising our consolidated financial statements for the years ended December 31, 2015 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Product Returns:  Consistent with industry practice, we generally offer Customers a limited right of return for product that has been purchased from us based on the product’s expiration date, which lapses upon shipment to a patient.  We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized.  We currently estimate product return liabilities using available industry data and our own historical sales information, including our visibility into the inventory remaining in the distribution channel.  We have received insignificant returns to date and believe that returns of our products will continue to be minimal.

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

To date, our sources of product revenue have been U.S. sales of ZEJULA and the oral formulation of VARUBI, and limited sales of VARUBY in Europe.  The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2016 (as revised) and 2017 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2015	$813	$422	$8	$1,243
Provision related to current period sales	1,143	798	5	1,946
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(1,622)	(547)	—	(2,169)
Balance at September 30, 2016	$334	$673	$13	$1,020

Balance at December 31, 2016	$177	$1,312	$18	$1,507
Provision related to current period sales	6,567	6,924	155	13,646
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(5,906)	(4,311)	—	(10,217)
Balance at September 30, 2017	$838	$3,987	$173	$4,998

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

The following table presents changes in the balances of our contract assets and liabilities during the nine months ended September 30, 2016 (as revised) and 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine months ended September 30, 2016
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$92	$653	$(90)	$655

Nine months ended September 30, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$400	$—	$(70)	$330

During the three and nine months ended September 30, 2016 (as revised) and 2017, we recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$15	$23
Performance obligations satisfied in previous periods	$—	$—

	Nine Months Ended September 30,
Revenue recognized in the period from:	2016	2017
Amounts included in the contract liability at the beginning of the period	$45	$70
Performance obligations satisfied in previous periods	$—	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $521.3 million and $785.9 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities.  Our securities are subject to interest rate risk and will fall in value if market interest rates increase.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.  There has been no material change to our interest rate sensitivity during the three months ended September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this report, we implemented a new enterprise resource planning, or ERP, system which is expected to improve the efficiency of certain financial and related transaction processes.  This system provides functionality to effectively support our expanding global operations.  This implementation has resulted in certain business and operational changes.  In connection with the implementation, we updated processes that are part of our internal control over financial reporting to accommodate related changes to our accounting procedures and business processes.  Otherwise, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business depends heavily upon our ability to develop and commercialize product candidates.  We have recognized only limited product revenue from sales of ZEJULA and VARUBI, and no revenue from VARUBI IV, and our only other late clinical-stage product candidate, niraparib in additional indications, has not been approved for marketing and sale in any jurisdiction.  Our other product candidates, including our immuno-oncology assets, are at earlier stages of development.

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

Our current business plan relies heavily on our ability to successfully commercialize ZEJULA, VARUBI, and our immuno-oncology assets.  Our products and product candidates, if approved, may not achieve market acceptance or be commercially successful.

Our ability to successfully commercialize ZEJULA, VARUBI and our product candidates is critical to the execution of our business strategy.  ZEJULA, VARUBI and our immuno-oncology assets may not achieve market acceptance among physicians, patients, and third-party payors, and may not be commercially successful.  The degree of market acceptance and commercial success of our products and product candidates, if approved, will depend on a number of factors, including the following:

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

We have built a field organization and other capabilities for the sales, marketing and distribution of VARUBI.  We are continuing to expand this commercial organization to now also cover ZEJULA and VARUBI IV.  There are significant risks involved with building and managing such a commercial organization, as well as transitioning to cover multiple products.  Factors that may inhibit our efforts to effectively commercialize our current and future products include:

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

We face substantial competition for our two marketed products, ZEJULA and VARUBI, which could limit our ability to generate significant product sales.

The development and commercialization of new drug products is highly competitive.  We face substantial competition with respect to VARUBI in both oral and IV formulation.  VARUBI competes with EMEND, an NK-1 receptor antagonist marketed by Merck, as well as AKYNZEO, an oral combination NK-1 receptor antagonist and 5-HT3 receptor antagonist (netupitant plus ALOXI (palonosetron HCl)) that is marketed by Helsinn Healthcare, and Sandoz’s generic version of aprepitant.  Additionally, Heron Therapeutics has filed with the FDA for approval of its aprepitant IV formulation product, CINVANTITM.  VARUBI would face additional competition if additional generics are introduced to the market, or other products are developed and approved, for the treatment and prevention of CINV, or if an IV formulation of AKYNZEO is developed.

There are a number of large pharmaceutical and biotechnology companies that market and sell products or are pursuing the development of products that we expect will compete with ZEJULA.  There are currently two commercially available PARP inhibitors.  AstraZeneca Plc’s LYNPARZATM (olaparib) was initially approved by the FDA for use by ovarian cancer patients with a germline BRCA mutation who have been treated with three or more prior lines of chemotherapy, and also by the European Commission following a positive opinion by the EMA for use as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed BRCA-mutated (germline and/or somatic) high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to platinum-based chemotherapy.  LYNPARZA was granted a new approval in August 2017 by the FDA for use as a maintenance treatment for recurrent, epithelial ovarian, fallopian tube or primary peritoneal adult cancer who are in response to platinum-based chemotherapy, regardless of BRCA status.  Clovis Oncology, Inc.’s RUBRACATM (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies.  Clovis has also filed with the FDA for expanded approval of RUBRACA as a second-line and later maintenance treatment for all women with ovarian cancer who have responded to their latest treatment with platinum chemotherapy, regardless of BRCA status, and has filed for initial approval with the European Commission for advanced ovarian cancer in patients with a deleterious BRCA-mutation.  We believe the additional products in clinical development targeting the PARP pathway consist of: Pfizer’s talazoparib (MDV3800) and AbbVie’s ABT-888 (veliparib), both currently in Phase 3 clinical trials; Eisai, Inc.’s E-7016 and E-7449, currently in Phase 2 and Phase 1/2 clinical trials, respectively; and AbbVie’s ABT-767, BeiGene/EMD Serono (Merck KGaA)’s BGB-290, Checkpoint Therapeutics’ CK-102 (formerly CEP-9722) and Hengrui’s fluzoparib, each currently in Phase 1 clinical trials.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EMA, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.  In addition to other PARP inhibitors, ZEJULA also competes with AVASTINTM (bevacizumab), Roche’s angiogenesis inhibitor, which received an expanded FDA approval in 2016 to treat patients with platinum-sensitive recurrent ovarian cancer as a part of a combination regimen with chemotherapy, and has been approved by the European Commission since 2011 for treatment of women with recurrent ovarian cancer with platinum-containing chemotherapy.

A number of pharmaceutical and biotechnology companies are also pursuing the development of cancer immunotherapies that may compete with our immunotherapy product candidates.  We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our collaboration programs with AnaptysBio, and several other companies with immuno-oncology antibodies or programs in the preclinical or research phase.  For further detail on the specific competition that VARUBI, ZEJULA and our product candidates face, see Part I, Item 1, “Business – Competition” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Exclusive License Agreement, dated July 27, 2017, by and between the Company and Millennium Pharmaceuticals, Inc.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	November 7, 2017

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	November 7, 2017