Form 10-K
period 2017-12-31
TESARO, Inc.
filed 2018-02-28
CIK 1491576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2017 was approximately $5,213,481,640 based on the closing price of $139.86 of the Common Stock of the registrant as reported on the NASDAQ Global Select Market on such date.  As of February 22, 2018, there were 54,563,915 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TESARO, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Examples of forward-looking statements contained in this report include statements regarding the following: our commercialization plans for niraparib and rolapitant, including the progress of the commercial launches of ZEJULA® (niraparib) in the U.S. and Europe, VARUBI®/VARUBY® (rolapitant) in the U.S. and Europe; our intent to in-license or acquire additional product candidates; our intent to commercialize our products in key markets; our expectations regarding product revenues and license, collaboration and other revenues; our expectations regarding product returns; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, including with respect to each of our niraparib, TSR-042, TSR-022 and TSR-033 programs; our expected gross-to-net adjustment ranges for our products; our expectations regarding new clinical trials of our product candidates, including the commencement and timing thereof; our expectations regarding our discovery and development plans for immunotherapy antibodies, including the timing thereof; our anticipated milestone and royalty payment obligations; our expectations that our operating losses and negative operating cash flows will continue, and possibly increase, for the foreseeable future; the expected impact of the Tax Cuts and Jobs Act of 2017 and recent accounting pronouncements and guidance on our financial statements; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

Forward-looking statements are not guarantees of future performance.  Actual future results, performance, achievements or the timing of certain events may differ significantly from those expressed or implied by the forward-looking statements.  Risks and uncertainties involved in the forward-looking statements include, among others: uncertainties inherent in the development or commercialization of any new pharmaceutical product and the execution and completion of clinical trials; risks related to competition; the timing and availability of data from clinical trials; uncertainties regarding ongoing discussions with and actions by regulatory authorities; patient accrual rates for clinical trials; manufacturing and supply risks; risks related to intellectual property; and other matters that could affect the timing of data or the potential regulatory approval or commercial availability or success of our products.  Forward-looking statements contained in this Annual Report on Form 10-K should be considered in light of these factors and the factors discussed elsewhere in this Annual Report on Form 10-K, including under the heading “Risk Factors”.  You should read carefully the factors described in the “Risk Factors” section to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.  You are also advised to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our website.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

TESARO, the TESARO logo, VARUBI, VARUBY and ZEJULA are trademarks of TESARO, Inc. in the United States and in other selected countries.  All other brand names or trademarks appearing in this report are the property of their respective holders.  Unless the context requires otherwise, references in this report to “TESARO”, the “Company,” “we,” “us,” and “our” refer to TESARO, Inc.

ITEM 1. BUSINESS

Overview

We are a commercial-stage biopharmaceutical company devoted to providing transformative therapies to people bravely facing cancer.  Our primary focus is to develop treatments for solid tumors using various approaches, including small molecules and immuno-oncology antibodies, as monotherapies or in combinations.  We have in-licensed and are developing several oncology-related product candidates, and we have entered into several research collaborations with third parties for the discovery of new candidates.  We have also entered into arrangements with other companies for the development and commercialization of certain of our product candidates in specific indications and/or geographies.

To date, we have received regulatory approvals for the following products, which are currently marketed and sold in the U.S. and in certain countries in Europe:

•

The U.S. Food and Drug Administration, or FDA, approved ZEJULA® (niraparib) in March 2017 for the maintenance treatment of women with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  The European Commission, or EC, approved ZEJULA in November 2017 as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to platinum-based chemotherapy.

•

VARUBI® (rolapitant) is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.   The FDA approved VARUBI in oral formulation in September 2015 for use in combination with other antiemetic agents in adults for the prevention of delayed (24 to 120 hours after chemotherapy administration) nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The EC approved VARUBY®, the brand name of oral rolapitant in Europe, in April 2017 for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic chemotherapy in adults.  The FDA approved the intravenous, or IV, formulation of VARUBI in October 2017.  In January 2018, after post-marketing reports of side effects experienced following the commercial introduction of VARUBI IV, we updated the VARUBI IV package insert, including modifications to the contraindications, warnings and precautions, and adverse reactions sections, and issued a “Dear Healthcare Professional Letter” to healthcare providers to highlight the updates.  In February 2018, we determined that we would cease marketing and distribution of VARUBI IV and pursue strategic alternatives for the VARUBI brand, including potentially out-licensing the VARUBI product line.

Development Programs

Niraparib

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  Based on research related to PARP inhibitors generally, we believe niraparib may also be active in the treatment of several tumor types.  We are conducting several ongoing clinical trials evaluating niraparib for the treatment of various tumor types, as a monotherapy and in combination with other therapeutics, including our own immuno-oncology assets.  We expect to initiate additional clinical trials of niraparib during 2018.  We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.

Immuno-Oncology

Pursuant to our collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, we are developing several antibodies for immuno-oncology targets.  The antibodies and related development activities are summarized as follows:

•

TSR-042 (anti-PD-1): We initiated a Phase 1, dose escalation study of TSR-042 in March 2016.  We have also initiated expansion cohorts in patients with advanced solid tumors, including non-small cell lung cancer, or NSCLC, endometrial cancer and metastatic microsatellite instability-high, or MSI-H, tumors.  We plan to pursue an accelerated registration path for TSR-042 in metastatic MSI-H tumors.

•	TSR-022 (anti-TIM-3): We initiated a Phase 1, dose escalation study of TSR-022 in July 2016, evaluating TSR-022 as a monotherapy and in combination with TSR-042 in multiple tumor types.

•	TSR-033 (anti-LAG-3): We initiated a Phase 1, dose escalation study of TSR-033 in August 2017 in multiple tumor types. We plan to initiate a combination trial of TSR-033 plus TSR-042 in 2018.

•	We have initiated pre-clinical research for TSR-075, our bi-specific anti-PD-1/LAG-3 candidate.

In addition, we are evaluating our immuno-oncology anti-tumor agents in combination studies with niraparib and other anti-tumor agents.  We have also entered into agreements with other third parties for the discovery of other potential oncology product candidates.  In addition to potential candidates arising from such agreements, we intend to continue to leverage the experience and competencies of our senior management team to identify, acquire, develop and commercialize cancer therapeutics, including those that are potentially safer and more effective than existing treatments.

Upon successful development and regulatory approval of any of our product candidates, we intend to pursue commercialization of them in key product markets.  At this time, we intend to focus on commercializing our products directly in North America and Europe, and in partnership with established companies in other key markets.

Our Strategy

Our strategy is to leverage the experience and competencies of our management team to identify, acquire and develop promising drug candidates and to commercialize cancer therapeutics that are potentially improvements over existing treatments.

Key components of our strategy include:

•      Continue the Clinical Development of and Successfully Commercialize Niraparib for the Treatment of Cancers that are Susceptible to PARP Inhibition.  We are evaluating niraparib in several clinical trials in ovarian cancer with the goal of expanding the currently approved indication, and in other cancers.  We plan to initiate further clinical trials during 2018.  We are also evaluating niraparib in combination studies with our immuno-oncology anti-tumor agents, and with other therapeutics.

•      Advance Potential Immuno-Oncology Antibody Product Candidates.  Under our collaboration and exclusive license agreement with AnaptysBio, we received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3 and LAG-3, and certain bi-specific antibody product candidates.  We have clinical trials ongoing for each monospecific antibody, as monotherapies and in combinations.  We have initiated pre-clinical research for TSR-075, our bi-specific anti-PD-1/LAG-3 candidate.  In addition, we are evaluating our immuno-oncology candidates in combination studies with niraparib and other anti-tumor agents.

•      In-license or Acquire Additional Product Candidates to Create a Balanced Product Portfolio.  We intend to in-license or acquire additional product candidates across various stages of development.  While we do not have, nor do we intend to establish, our own drug discovery capabilities, we have entered into multiple research collaborations for the discovery of new product candidates.  We intend to focus on product candidates that we believe are differentiated from existing cancer therapeutics and that have well-defined, and potentially expeditious, clinical and regulatory pathways.  Our objective is to build a portfolio of cancer therapeutics that is balanced by stage of development, resource requirements and development risk.

•      Build Global Capabilities to Maximize the Value of Our Product Candidates.    We have obtained exclusive worldwide rights to all of our current product candidates.  We intend for our product candidates to be developed and commercialized globally, by us in key markets and in collaboration with other companies for other geographies.  We are collaborating with other companies with regard to selected indications or geographical areas for our in-licensed product candidates.  We will also seek to acquire global rights for product candidates we acquire or in-license in the future.

Overview of the Market for Cancer Therapeutics and Oncology Supportive Care Products

Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells.  In January 2018, the American Cancer Society projected that there will be an estimated 1.7 million new cancer cases diagnosed and 609,640 cancer deaths in the United States in 2018.  Current treatments for cancer include surgery, radiation therapy, chemotherapy, hormone therapy, targeted therapy and immunotherapy.  The IQVIA Institute for Human Data Science reported in 2017 that total global spending on oncology medicines, including therapeutic treatments and supportive care, reached $113 billion in 2016.

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

More recently, targeted anti-cancer agents have been designed by scientists to inhibit the action of specific molecules within cancer cells that are driving the aberrant growth responsible for tumor development.  Some of these targeted agents are developed in conjunction with companion diagnostic tests that are used by clinicians to determine if a patient’s cancerous tumor contains these specific molecules and is, therefore, more likely to respond to a particular targeted therapy.  Recent advances in cancer immunology have led to the development and availability of effective immunotherapies for the treatment of certain cancers.  We have acquired product candidates for which we believe diagnostics or specific clinical criteria may allow us to identify cancer patients who will be more likely to be responsive to treatment.  In the future, our preference will be to in-license or acquire cancer therapeutics that can be developed in a targeted patient population selected for those who may respond to the drug candidate.  We expect that the characteristics of these compounds will permit us to design clinical trials that, if successful, may allow us to achieve clinical outcomes that will support regulatory approval for targeted patient groups and reimbursement by healthcare payors due to attractive risk/benefit metrics in the targeted population.

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

Our strategy is aligned with these trends in cancer care; that is, to acquire, in-license and develop product candidates and to commercialize products that selectively treat cancers.

Our Product Candidates

Niraparib

Key Characteristics of Niraparib

Based on nonclinical and clinical data, we believe niraparib may have advantages as a treatment for certain cancers, including:

•niraparib concentrations are higher in the tumor relative to plasma, deliver potent inhibition of PARP and demonstrated tumor growth inhibition in tumor models;

•favorable pharmacokinetic properties in humans;

•reduction of PARP activity in human subjects;

•dosage formulation amenable to further clinical and commercial development;

•clinical activity with once daily oral administration as a monotherapy; and

•tolerability in a Phase 1 combination trial with full doses of another chemotherapy agent, temozolomide, and a biologically active dose of niraparib.

Based upon these key characteristics, we believe that niraparib has the potential to be effective in patients with several tumor types.

Immuno-Oncology

Background

Antibodies to immune checkpoint receptors have demonstrated promise in the treatment of tumors, including metastatic melanoma, renal cell carcinoma and NSCLC.  Although the normal function of immune checkpoint receptors is to maintain immune homeostasis, they are co-opted by certain tumors to evade immune surveillance.  PD-1, TIM-3 and LAG-3 are each checkpoint regulators that modulate the function of the immune system via different mechanisms and, when activated and interacting with their respective ligands, may limit the ability of the immune system to respond effectively to tumors.  By blocking the interaction of PD-1, TIM-3 and LAG-3 with their respective ligands, antibodies targeting these checkpoint regulators aim to restore immune anti-cancer function in patients across a variety of tumor types.  We believe that therapeutic antibodies selected from our collaboration with AnaptysBio could form the basis of a strategic platform that will potentially enable us to develop novel monotherapy and combination-based approaches with immuno-oncology and other anti-cancer agents in a variety of new tumor indications, both with our existing product candidates and potentially with new candidates we either in-license or access through collaborative transactions with others.

Anti-PD-1 Antibodies

Programmed cell death protein 1 (PD-1, CD279) is a well-validated target for tumor immunotherapy.  PD-1 operates as a negative regulator of T-cell function and interacts with two ligands, PD-L1 and PD-L2.  Many tumor types up-regulate PD-L1 on the cell surface as a means of modulating the host immune system and avoiding anti-tumor responses.  Antibodies to PD-1 have now been studied in a number of clinical trials in several tumor types.  Anti-tumor responses of long duration have been noted, which may be further promoted through combination therapy with additional immuno-regulatory therapeutics.  Anti-PD-1 antibodies are now approved in multiple tumor types including, but not limited to, melanoma, NSCLC, bladder and renal carcinoma.

Anti-TIM-3 Antibodies

T-cell immunoglobulin domain and mucin domain-3 (TIM-3), initially identified on activated Th1 cells, has been shown to be a negative regulator of the immune response.  Blockade of TIM-3 promotes T-cell mediated anti-tumor immunity and has anti-tumor activity in a range of mouse tumor models.  Combinations of TIM-3 blockade with other immunotherapeutic agents such as TSR-042, anti-CD137 antibodies and others, can be additive or synergistic in increasing anti-tumor effects.  TIM-3 expression has been associated with a number of different tumor types, including melanoma, NSCLC and renal cancer, and additionally, expression of intratumoral TIM-3 has been shown to correlate with poor prognosis across a range of tumor types, including NSCLC, cervical, and gastric cancers.  Blockade of TIM-3 is also of interest in promoting increased immunity to a number of chronic viral diseases.  TIM-3 has also been shown to interact with a number of ligands, including galectin-9, phosphatidylserine and HMGB1, although which of these, if any, are relevant in regulation of anti-tumor responses is not clear at present.

Anti-LAG-3 and Bi-Specific Anti-PD-1/LAG-3 Antibodies

Lymphocyte-activation gene-3 (LAG-3) is a CD4-related transmembrane protein expressed on activated T-cells and regulatory T-cells.  Following T-cell activation and up-regulation of LAG-3, LAG-3 binds major histocompatibility complex, or MHC, class II molecules and results in down-regulation of the immune response.  Affinity of LAG-3 for MHC class II is higher than that of CD4, allowing for potent dampening of T-cell activation via direct blocking of the interaction as well as direct signaling.  Blockade of LAG-3 promotes T-cell mediated anti-tumor immunity and has anti-tumor activity in a range of mouse tumor models.  Simultaneous blockade of LAG-3 with PD-1 appears to be synergistic with enhanced anti-tumor effects.  In addition, we have selected a bi-specific antibody to PD-1 and LAG-3 as a potential clinical candidate.

Clinical Development

Our current clinical development program includes the following trials:

•

QUADRA is a Phase 2, potential registration trial of niraparib for the treatment of patients with ovarian cancer who have received three or four regimens of therapy.  Enrollment in this trial is now complete.

•	PRIMA is a Phase 3 clinical trial of niraparib in the first-line maintenance setting in ovarian cancer patients. This study includes patients who have responded to first-line platinum chemotherapy.

•	OVARIO is a Phase 2 trial of niraparib in combination with bevacizumab in patients with first-line ovarian cancer.

•

AVANOVA is an investigator-sponsored collaboration with the Nordic Society of Gynaecological Oncology (in collaboration with the European Network for Gynaecological Oncological Trial groups) in their Phase 1/2 trial, evaluating niraparib plus bevacizumab against bevacizumab alone, in ovarian cancer patients.

•

TOPACIO is a Phase 2 trial conducted in collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck, or Merck, to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® (pembrolizumab) in patients with triple negative breast cancer and patients with ovarian cancer.  In June 2017, we announced that initial data demonstrated a disease control rate of 69% in patients with platinum-resistant ovarian cancer.

•	GARNET is a Phase 1 dose escalation and cohort expansion study of TSR-042 in patients with advanced solid tumors, including NSCLC, endometrial cancer and metastatic MSI-H tumors.

•	AMBER is Phase 1 dose escalation and cohort expansion study evaluating TSR-022, as a monotherapy and in combination with TSR-042, in patients with advanced solid tumors.

•	CITRINO is a Phase 1 dose escalation trial of TSR-033.

•	Phase 2 studies of niraparib in combination with TSR-042 in ovarian cancer and in NSCLC.

•	Pursuant to our collaboration with Janssen Biotech, Inc., or Janssen, Janssen is conducting clinical trials of niraparib for the treatment of prostate cancer.

In March 2017, following an interim analysis of data by the independent data monitoring committee, we ceased enrollment in our BRAVO study (assessing niraparib in patients with breast cancer who are germline BRCA mutation carriers) after a determination that it is unlikely to produce data that is interpretable and therefore suitable for registration in this indication.

We expect our future clinical development of our current product portfolio to include a Phase 3 study of niraparib in combination with TSR-042 in first-line ovarian cancer, and a combination study of TSR-033 with TSR-042.

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

Under the terms of the OPKO license, upon signing of the agreement, we paid OPKO $6.0 million and issued to OPKO convertible preferred stock, then valued at $0.6 million, which has since been converted to common stock.  We have made all development milestone payments to OPKO, totaling $30.0 million, based on achieving specified regulatory milestones in the U.S. and Europe.  In addition, for each of the development programs under the OPKO license, we are required to make milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  We pay OPKO tiered royalties on annual net sales achieved in the U.S. and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of (i) the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable, and (ii) 12 years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts we receive in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.

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

Under the terms of the license agreement, we made an up-front payment to Merck of $7.0 million in June 2012.  We are required to make milestone payments to Merck of up to an aggregate of $57.0 million in U.S. and European development and regulatory milestones for the first indication, up to an aggregate of $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  We have made $52.2 million in milestone payments to date.  We also pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis. We are responsible for all activities necessary to develop and commercialize niraparib.

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

License for Immuno-Oncology Platform

In March 2014, we entered into a collaboration and exclusive license agreement with AnaptysBio, a therapeutic antibody company.  We executed an amendment in November 2014 to add an additional bi-specific antibody product candidate.  We entered into another amendment in February 2016 to extend the term of the initial discovery period and our and AnaptysBio’s associated activities under the agreement.  Under the terms of the agreement, we possess an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies.  Specifically, we received exclusive rights to monospecific antibody product candidates targeting PD-1 (TSR-042), TIM-3 (TSR-022), LAG-3 (TSR-033) and certain bi-specific antibody product candidates, including TSR-075, a bi-specific anti-PD-1/LAG-3 candidate.  Under the agreement, AnaptysBio was responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We were required to reimburse AnaptysBio for specified costs incurred by AnaptysBio for these activities, which are now complete.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

Under the terms of this agreement, we made up-front, non-creditable and non-refundable cash payments of $19.0 million to AnaptysBio.  For each of the four development programs, we are required to make milestone payments to AnaptysBio of up to an aggregate of $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We have made $21.0 million in development milestone payments to date.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

This agreement expires on the earliest date after which no further payments are due to AnaptysBio, unless earlier terminated.  Either party may terminate the agreement in the event of an uncured material breach by the other party.  We may terminate the agreement at any time upon 90 days prior written notice to AnaptysBio.

Competition

While we believe that our development experience and scientific knowledge provide us with competitive advantages, our industry is highly competitive and subject to rapid and significant technological change.  Compared to TESARO, many of our competitors may have significantly greater financial, technical and human resource capabilities.  Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  We may also face competition from smaller pharmaceutical and biotechnology companies, including specialty pharmaceutical companies and generic drug companies, academic institutions, government agencies and research institutions and others.

The acquisition or licensing of pharmaceutical products is also very competitive, and numerous other companies, including more established companies, have acknowledged strategies to in-license or acquire products.  Other companies taking similar or different approaches to product acquisitions, including more established companies, may have competitive advantages.

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

Niraparib Competition

In addition to ZEJULA, there are currently two other commercially available PARP inhibitors.  AstraZeneca Plc’s LYNPARZATM (olaparib) was approved in December 2014 by the FDA for use in ovarian cancer patients with a germline BRCA mutation who have been treated with three or more prior lines of chemotherapy, and in August 2017 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer who are in complete or partial response to platinum-based chemotherapy.  LYNPARZA was also approved by the EC following a positive opinion by the European Medicines Agency, or EMA, for use as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed BRCA-mutated (germline and/or somatic) high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to platinum-based chemotherapy.  LYNPARZA was also approved in patients with deleterious or suspected deleterious germline BRCA-mutated, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer who have previously been treated with chemotherapy in the neoadjuvant, adjuvant or metastatic setting.  In February 2018, LYNPARZA received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, for a new tablet formulation and a broad maintenance label, which is expected to lead to an EC marketing authorization in the near future.  In July 2017, AstraZeneca and Merck announced a global oncology collaboration to co-develop and co-commercialize LYNPARZA for multiple cancer types.  Clovis Oncology, Inc.’s RUBRACATM (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer who have been treated with two or more chemotherapies.  RUBRACA is currently under FDA review for maintenance treatment following complete or partial response to platinum-based chemotherapy, and is under EMA review as a third-line treatment in advanced ovarian cancer patients with a deleterious BRCA-mutation.  In February 2018, the CHMP communicated a positive trend vote (meaning more voted yes than no) for RUBRACA to be authorized for the treatment of a subpopulation of platinum-sensitive ovarian cancer patients who also harbor a BRCA mutation.  A final vote will occur at the CHMP’s March 2018 meeting.  We believe the additional products in clinical development targeting the PARP pathway consist of: Pfizer’s talazoparib (MDV3800) and AbbVie’s veliparib (ABT-888), both currently in Phase 3 clinical trials; and AbbVie’s ABT-767, BeiGene/EMD Serono (Merck KGaA)’s pamiparib (BGB-290), Checkpoint Therapeutics’ CK-102 (formerly CEP-9722) and Hengrui’s fluzoparib, each currently in Phase 1 clinical trials.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EMA, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.

In addition to other PARP inhibitors, ZEJULA also competes with AVASTINTM (bevacizumab), Roche’s angiogenesis inhibitor.  AVASTIN is FDA- and EMA-approved in combination with chemotherapy for the treatment of recurrent ovarian cancer following platinum-containing chemotherapy (platinum-sensitive and platinum-resistant) and has been approved by the EMA, in combination with chemotherapy, for front-line treatment.  In the U.S., it is currently under FDA review for the front-line setting.

Rolapitant Competition

In addition to VARUBI, there are currently three other commercially available branded NK-1 receptor antagonists and two approved generic NK-1 receptor antagonists.  Oral aprepitant and its IV pro-drug fosaprepitant, which are both known by the brand name EMEND®, are marketed by Merck.  IV aprepitant, known by the brand name CINVANTITM, is marketed by Heron Therapeutics.  We believe the IV formulation of EMEND accounted for a significant majority of all EMEND usage in the U.S. in 2017.  A combination of netupitant and palonosetron, known by the brand name AKYNZEO®, is marketed by Helsinn Healthcare, or Helsinn, as a combination of NK-1 and 5-HT3 receptor antagonists.  Helsinn introduced AKYNZEO in capsule form in October 2014, and has an IV formulation under FDA review.  Sandoz launched a generic version of oral aprepitant in late 2016, which competes with oral VARUBI.  Glenmark Pharmaceuticals USA also has an FDA-approved generic aprepitant.

Immuno-Oncology Competition

We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our immuno-oncology programs.  There are currently two anti-PD-1 antibody products being marketed.  OPDIVO® (nivolumab), marketed by Bristol-Myers Squibb, is approved in a number of indications as a monotherapy or in combination with other products, including various forms of metastatic melanoma, metastatic NSCLC, advanced renal cell carcinoma, classical Hodgkin lymphoma, or cHL, recurrent or metastatic squamous cell carcinoma of the head and neck, or HNSCC, locally advanced or metastatic urothelial carcinoma, microsatellite instability-high, or MSI-H, or mismatch repair deficient, or dMMR, metastatic colorectal cancer, and hepatocellular carcinoma.  KEYTRUDA, marketed by Merck, is approved in a number of indications, including various forms of unresectable or metastatic melanoma, metastatic NSCLC, metastatic nonsquamous NSCLC in the front line setting, recurrent or metastatic HNSCC, refractory cHL, locally advanced or metastatic urothelial carcinoma, unresectable or metastatic MSI-H or dMMR solid tumors (which includes colorectal cancer), and recurrent locally advanced or metastatic gastric or gastroesophageal junction adenocarcinoma.

There are currently three approved anti-PD-L1 antibodies.  Roche’s anti-PD-L1 antibody TECENTRIQ® (atezolizumab) is approved in patients with various forms of locally advanced or metastatic urothelial carcinoma or metastatic NSCLC.   AstraZeneca’s IMFINZI® (durvalumab) was approved in 2017 for patients with various forms of locally advanced or metastatic urothelial carcinoma.  BAVENCIO® (avelumab, co-marketed by Merck KGa and Pfizer) was approved in 2017 for adults and pediatric patients 12 years and older with metastatic Merkel cell carcinoma and for patients with various forms of locally advanced or metastatic urothelial carcinoma.  We are aware of several companies that are developing or co-developing anti-PDL-1 and/or anti-PD-1 modulators for various indications, including Novartis, Regeneron/Sanofi, Eli Lilly, Incyte, Boehringer Ingelheim, Celgene/BeiGene, Incyte/Macrogenics, Agenus, CytomX, Symhogen, Checkpoint Therapeutics, and Janssen/Johnson & Johnson.

There are currently no anti-TIM-3 antibody products or anti-LAG-3 antibody products being marketed.  We are aware that two companies, Novartis and Eli Lilly, have anti-TIM-3 modulator antibodies in Phase 1/2 clinical development for various oncology indications.  We are also aware of several companies that have anti-LAG-3 modulators in development for various oncology indications, including Bristol-Myers Squibb, which has an anti-LAG-3 antibody in Phase 2 clinical development; Novartis, which has an anti-LAG-3 antibody in Phase 1/2 and Phase 2 clinical development; and Merck, Boehringer Ingelheim and Regeneron Pharmaceuticals, each of which has an anti-LAG-3 antibody in Phase 1 clinical development.  We are also aware of several other companies with immuno-oncology antibodies or programs in the preclinical or research phase.

For more information on the market for cancer therapeutics and oncology supportive care products, our competitors and the products that may compete with our product candidates, see “—Overview of the Market for Cancer Therapeutics and Oncology Supportive Care Products”, “—Our Product Candidates—Niraparib” and “—Our Product Candidates— Immuno-Oncology.”

Commercial Operations

Our U.S.-based commercial operations team consists of approximately 190 employees.  Our European commercial operations team consists of approximately 55 employees in nine countries including those at our international headquarters office in Zug, Switzerland.  The commercial infrastructure includes a targeted, oncology sales force to establish relationships with a focused group of oncologists, oncology nurses and pharmacists.  Personnel in sales management, internal sales training, sales operations, marketing, marketing operations and distribution support the sales force.  Additionally, the sales, marketing and market access teams manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, oncology group networks, and government accounts.  To further develop our commercial infrastructure in the event that any other product candidates receive regulatory approval, we expect to invest significant financial and management resources, much of which will be committed at the risk that any such product candidate may not be approved by any regulatory agency.

Government Regulation

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies.  The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and the Public Health Service Act, or PHSA, and their implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products and product candidates.  Although the discussion below focuses on regulation in the United States, we develop and market our products in other countries, including throughout Europe.  Generally, our activities in other countries will be subject to regulation that, although similar in nature and scope in some respects to that imposed in the United States, includes important differences.  Additionally, some significant aspects of regulation in the European Union, or the EU, are addressed in a centralized way through the EMA and the EC, but the specific regulation of EU Member States remains essential in many respects for certain types of authorization processes, pricing and reimbursement and promotional activities.

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

NDA/BLA Submission and Review.  After completing clinical testing of an investigational drug or biologic, a sponsor must prepare and submit an NDA or BLA for review and approval by the FDA.  The NDA is a comprehensive, multi-volume application that includes, among other things, the results of preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for manufacturing, packaging, and labeling the drug.  For certain candidates, such as immunotherapeutic antibodies, this information is submitted in a BLA.  When an NDA or BLA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing.  If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed.

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

505(b)(2) NDAs.  If a product is similar, but not identical, to an already approved product, it may be submitted for approval via an NDA under Section 505(b)(2) of the FDC Act.  Unlike an ANDA, this does not excuse the sponsor from demonstrating the proposed product’s safety and effectiveness.  Rather, the sponsor is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective, and must submit its own product-specific data of safety and effectiveness to an extent necessary because of the differences between the products.

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

A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains new clinical data, derived from studies conducted by or for the sponsor, that were necessary for approval.  In that instance, the exclusivity period does not preclude filing or review of the ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD.  Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.  For example, if an NDA is submitted for a product that is not an NCE, but that seeks approval for a new indication, and clinical data were required to demonstrate the safety or effectiveness of the product for that use, the FDA will not finally approve an ANDA or 505(b)(2) application for another product with that active moiety for that use until the expiration of the applicable three-year period.

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed.  If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier.  If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval.  The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.  At present, each of rolapitant and niraparib is an NCE with five-year NCE exclusivity.

Patent Term Restoration.  A portion of the patent term lost during product development and FDA review of an NDA or BLA is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient.  The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA or BLA, plus the time between the date of submission of the NDA or BLA and the date of FDA approval of the product.  The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product.  Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval.  The U.S. Patent and Trademark Office, or the USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.  When any of our products is approved, we intend to seek patent term restoration for an applicable patent when it is appropriate.  At present, we anticipate that rolapitant and niraparib will qualify for patent term restoration.  We have applied for patent term restoration for rolapitant and niraparib.

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

Other Exclusivities

Pediatric Exclusivity.  Section 505A of the FDC Act provides for six months of additional exclusivity and patent protection if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.  The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.  If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months.  This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application with reference to RLD owing to regulatory exclusivity or listed patents.  The BPCI Act incorporates by reference many provisions of Section 505A of the FDC Act, such that if pediatric studies for a biological product fairly respond to a written request from the FDA, are completed in a timely fashion, and otherwise comply with applicable requirements, the 12-year exclusivity period will be deemed to be 12 and a half years, and the four year period will be deemed to be four and a half years.  However, six-month pediatric exclusivity does not attach to patents for a biological product under the BPCI Act.  When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

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

In the EU, a marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or national procedure (single EU Member State).  In accordance with the centralized procedure, the applicant can submit a single application for marketing authorization to the EMA that will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements.  Following the opinion of the EMA, the EC makes a final decision to grant a centralized marketing authorization that permits the marketing of a product in all 28 EU Member States and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway.  The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other medicinal products containing a new active substance for the treatment of certain diseases, and optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.  Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP).  Accelerated evaluation may be granted by the CHMP in exceptional cases.  These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest”.  Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit.  In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed.  This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure.  The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application.  The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials.  If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the EC, whose decision is binding on all EU Member States.

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

A medicinal product may be granted an orphan designation in the EU if: (i) it would be used to treat or prevent a life-threatening or chronically debilitating condition and either affects no more than five in 10,000 people in the EU or for economic reasons would be unlikely to be developed without incentives; and (ii) no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition.  The application for orphan designation must be submitted to the EMA and approved prior to market authorization.  Once authorized, orphan medicinal products are entitled to ten years of market exclusivity.  During this ten-year period, with limited exceptions, neither the competent authorities of the EU Member States, the EMA, nor the EC are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication.  However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during that period with the consent of the holder of the marketing authorization or if the manufacturer of the product is unable to supply sufficient quantities.  Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the latter product is safer, more effective or otherwise clinically superior to the original product.  The period of market exclusivity may be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we have or may obtain regulatory approval.  Sales of ZEJULA, VARUBI, and any of our other product candidates will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations.  The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.  Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all FDA-approved products for a particular indication.

In order to secure coverage and reimbursement for ZEJULA, VARUBI, or any other product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals.  Our product candidates may not be considered medically necessary or cost-effective.  A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved.  Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012.  Subsequent legislation extended the 2% reduction, on average, to 2027.  This may cause Medicare Part D plans to seek lower prices from manufacturers.  Other legislative or regulatory cost containment provisions, as described below, could have a similar effect.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort.  Government healthcare programs and other third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.  If these payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.  The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.  Certain states have enacted legislation with the goal of controlling prices on branded prescription drugs and placing restrictions on price increases, the effect of which is unknown.  Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for products such as ZEJULA, VARUBI, and any other product candidates that we are developing and could adversely affect our net revenues and operating results.

The marketability of ZEJULA, VARUBI, and any other products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.  In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing.  Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time.

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

The availability of coverage under Medicare Part D may increase demand for ZEJULA and VARUBI and for products for which we receive marketing approval.  However, in order for the products that we market to be included on the formularies of Part D prescription drug plans, we likely will have to offer pricing that is lower than the prices we might otherwise obtain.  Changes to Medicare Part D that give plans more freedom to limit coverage or manage utilization, and/or other cost reduction initiatives in the program could decrease the coverage and price that we receive for any approved products and could seriously harm our business.

In the physician office setting, Medicare Part B generally pays for covered drugs, which would include VARUBI IV and in limited circumstances could also include the oral formulation, at a rate of 106% of the drug’s ASP.  ASP is defined by statute based on sales and price concession data, including rebates and chargebacks, for a defined period of time and manufacturers submit the required information to CMS on a quarterly basis.  Prior to the quarter in which the payment rate will go into effect, CMS calculates and publishes the ASP-based payment rate.  Under this methodology, payment rates change on a quarterly basis, and significant downward fluctuations in ASP, and therefore reimbursement rates, could negatively impact sales of a product.  Because the ASP-based payment rate is defined by statute, changes to Medicare payment methodologies generally require a legislative change.  While the statute requires Medicare Part B payments for most drugs furnished in the physician office setting to be at 106% of ASP, the statute does not have a similar requirement for hospital outpatient departments.  For that setting, the Medicare payment for many covered Part B drugs also is at 106% of ASP, provided that the product exceeds a per day cost threshold.  For those products that do not meet the threshold, as is true for many oral anti-emetic products, there is no separate payment for the drug when furnished in a hospital outpatient department.  For those products that meet the threshold, the current 106% of ASP payment rate could be changed by CMS in future years through regulations, without any intervening legislation.  The 106% of ASP payment rates for the physician office and hospital outpatient settings are subject to the 2% sequestration cuts mandated by federal statute as described above.

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

The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.  Each such manufacturer is required to pay a prorated share of the branded prescription drug fee of $4.1 billion in 2018 and $2.8 billion in each year thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  The ACA also expanded the Public Health Service’s 340B Drug Pricing Program, or the 340B program (described below), to include additional types of covered entities.  Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a number of provisions have only recently become effective.  It appears likely that the ACA will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.  Legislative changes to the ACA, including a possible repeal of the statute, remain possible under the Trump Administration.  Certain changes, such as the removal of the ACA’s individual health insurance mandate, have already been made by Congress via the enactment of the Tax Cuts and Jobs Act of 2017, and the effects of such legislative changes to the ACA are unknown.  Even if we obtain favorable coverage and reimbursement status for ZEJULA, VARUBI, or any other products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

We participate in the 340B program.  Federal law requires that any company that participates in the Medicaid rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B.  The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal grantees and agencies, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992.  Under this program, the manufacturer is obligated to make products available for procurement on an FSS contract and charge a price to four federal agencies—the Department of Veterans Affairs, the Department of Defense, the Public Health Service and the Coast Guard—that is at least 24% less than the Non-Federal Average Manufacturing Price, or non-FAMP, for the prior fiscal year.  The requirements under the 340B and FSS programs could reduce the revenue we may generate from ZEJULA, VARUBI, and any other products that we commercialize in the future and could adversely affect our business and operating results.

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

Patents and Proprietary Rights

We have in-licensed and continue to develop several patent portfolios, including for our rolapitant, niraparib, and immunotherapeutic antibodies programs.

Our NK-1 receptor antagonist portfolio, which relates to rolapitant, consists of patent families currently being prosecuted or maintained, including applications and patents directed to compositions of matter, formulations (including oral and IV), solid forms, methods of treatment (including both delayed and acute onset nausea and/or vomiting and timing of administration in relation to chemotherapy) and methods of preparing rolapitant.  Rolapitant is a NK-1 receptor antagonist being developed for the prevention of chemotherapy induced nausea and/or vomiting.  The portfolio for rolapitant consists of a number of issued U.S. patents and issued non-U.S. patents across the families.

Our PARP inhibitor portfolio includes patent families relating to niraparib.  The patent families in-licensed from Merck are being prosecuted or maintained by Merck in consultation with us.  Our patent families relating to niraparib include applications and patents directed to compositions of matter, methods of treatment (including treatment of cancer and other diseases), particular salts of niraparib, niraparib formulations, and methods of preparing niraparib.  The Merck portfolio for niraparib comprises of a number of issued United States and non-United States patents.

Our immunotherapeutic antibodies portfolios presently consist of patent and patent applications pending in multiple jurisdictions, which cover particular antibodies and binding fragments thereof to identified targets of interest, as well as their use individually and in combination.  We have rights to all patents owned or controlled by our collaborator, AnaptysBio, to the extent that they claim the manufacture, composition, or use of an antagonist antibody developed under the program.

Intellectual Property Protection Strategy

We seek and intend to continue seeking patent protection whenever available for any patentable aspects of our existing products or product candidates and related technology or any new products or product candidates we acquire in the future.  Where our intellectual property is not protectable by patents, we seek to protect it through other means, including maintenance of trade secrets and careful protection of our proprietary information.  Our license from Merck for niraparib requires Merck to, subject to certain exceptions, prosecute and maintain, upon consultation with us, its patent rights as they relate to the licensed compounds.  If Merck decides to cease prosecution of the licensed patent rights, we have the right to take over such prosecution activities.  Our license from OPKO for rolapitant grants us the right to control all prosecution and maintenance activities for the licensed compounds, at our sole discretion.

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

Although we control issued patents covering a number of different attributes of our products, and pending applications on others, there can be no assurance that any issued patents would be held valid by a court of competent jurisdiction.  An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using specific compounds or technology.  To the extent prudent, we intend to bring litigation against third parties that we believe are infringing our patents.

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

In the United States, the term of a patent that covers an FDA-approved drug or biological product may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during drug development and the FDA regulatory review process.  The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent.  The length of the patent term extension is related to the length of time the drug or biologic is under development and regulatory review.  A patent term cannot be extended beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended.  Patent term extension is available only if the approval of the product represents the first permitted commercial marketing of the active ingredient.  Similar provisions are available in the EU and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug.  In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.  We intend to seek patent term adjustments and extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such adjustments or extensions.  We have applied for patent term extension for rolapitant and niraparib in the United States.

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

PARP Inhibitor

We have an exclusive, worldwide license from Merck to a portfolio of patents related to niraparib, an inhibitor of poly (ADP-ribose) polymerase.  Our portfolio, including patent families in-licensed from Merck, includes patent families related to niraparib comprising patent and patent applications claiming compounds, certain salt forms, methods of use, formulations, and processes to make niraparib.

A United States patent claiming the composition of matter of niraparib has been granted and, with patent term adjustment, has a patent term until at least March 2030.  Corresponding patent applications and issued patents in multiple foreign jurisdictions have similar claims and have a patent term until at least January 2028.  Additional patent families claiming certain compounds, salt forms, methods of use, formulations, and processes to make niraparib have been filed in the United States and multiple foreign jurisdictions and, if granted, will have patent terms until at least 2027 to 2038.

Many jurisdictions also grant patent term extensions, typically up to five years, for post-issuance regulatory delay.  In the United States, only one patent may be extended per approved product.  We have applied for patent term extension for niraparib in the United States, and we believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for niraparib’s composition of matter up to March 2031 in the United States.  With respect to Europe, we intend to file supplementary protection certificates (which are issued on a country-by-country basis) in available countries.  We believe that supplementary protection certificates could be available to extend our patent exclusivity for niraparib in each European country in which a patent is issued and in which supplementary protection certificates are available, with the period of extension depending on the timing of our first approval.  In general, supplementary protection certificates are available up to a maximum of five years and, if granted, any available supplementary protection certificate extension will be capped at fifteen years from the first approval.  There is no guarantee that any extension will be granted in either the United States or Europe, and even if granted, the extension may be less than the maximum allowable extension.

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

We have applied for patent term extension for rolapitant in the United States, and we believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for rolapitant up to August 2028 in the United States.  With respect to Europe, we believe that supplementary protection certificates could be available to extend our patent exclusivity for rolapitant in each European country in which a patent is issued and in which supplementary protection certificates are available, with the period of extension depending on the timing of our first approval.  We have filed for supplementary protection certificates in available European countries based upon our EC approval.  If granted, the supplementary protection certificates could extend our patent exclusivity for rolapitant’s composition of matter to December 2027.  There is no guarantee that the maximum allowable extension (generally 15 years) will be granted in either the United States or Europe, and any extension granted may be shorter than this, or not granted at all.

Our license also includes additional patent families related to rolapitant, comprising patent and patent applications claiming certain compounds, forms, formulations, methods of use, and processes to make rolapitant.  These patent families have patent terms until at least 2027 to 2030, including patent term adjustment in certain patents.

Immuno-Oncology

Pursuant to our collaboration and exclusive license agreement with AnaptysBio, we have ownership and/or exclusive worldwide license rights in patent filings relating to certain antibodies that bind to PD-1, LAG-3, and/or TIM-3 developed by AnaptysBio.  Our immuno-oncology portfolio comprises patent filings covering composition of matter for the relevant antibodies and binding fragments thereof, as well as their use individually and in combination; additional filings are contemplated as research and development continues.

A patent has issued from the relevant patent filings, and any patents granted from the patent filings will be expected to have terms that extend into the mid to late 2030s.  Ultimate expiration dates, which may differ by jurisdiction, may depend on, for example, patent term adjustments or patent term extensions available for patent office and/or regulatory delays, payment of annuities and/or maintenance fees, and/or terminal disclaimers of related cases.

Manufacturing

We contract with third parties for the manufacture of ZEJULA and VARUBI, and for the manufacture of our product candidates for preclinical studies and clinical trials, and we intend to continue to do so in the future.  We currently work with one contract manufacturing organization, or CMO, for the production of VARUBI drug substance used for oral drug product and VARUBI IV, and one other CMO for the commercial production of oral drug product.  We currently work with one CMO for the production of VARUBI IV drug product for our commercial needs.  We currently work with two CMOs for the production of ZEJULA drug substance, and one other CMO for niraparib drug product supply, for our clinical and commercial needs.  We contract with one CMO for the manufacture of TSR-042, TSR-022, TSR-033 and other antibody products, and may contract with additional CMOs that have biologics capabilities.  For each of our product candidates, we may elect to pursue relationships with other CMOs for manufacturing clinical supplies for later-stage trials and for commercialization.  We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with which we currently work will need to increase scale of production or we will need to secure alternate suppliers.  We have not currently qualified alternate suppliers in the event the current CMOs we utilize are unable to scale production.  We have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

Employees

As of December 31, 2017, we had 715 full-time employees, 150 of whom hold Ph.D. or M.D. degrees.  Of these full-time employees, 272 were directly engaged in development activities, 232 were engaged in selling, marketing and related activities, 72 in medical affairs, with the remainder serving in primarily general and administrative and commercial support capacities.  None of our employees are represented by labor unions or covered by collective bargaining agreements.  We consider our relationship with our employees to be good.

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our product candidates.  We incurred research and development expenses, including acquired in-process research and development, of $157.4 million, $254.1 million and $318.7 million during the years ended December 31, 2015, 2016 and 2017, respectively.  We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2018 as we continue to advance our product candidates through clinical development.

Available Information

Our internet website address is http://www.tesarobio.com.  Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or the SEC.  These materials can be accessed through the “Investors” section of our website.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.  Paper copies of our SEC reports are available free of charge upon request in writing to Investor Relations, TESARO, Inc., 1000 Winter Street, Waltham, MA 02451.  The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

We currently operate in one segment.  For additional information regarding our financial results, including our comprehensive loss, revenues and assets, refer to Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

We are a biopharmaceutical company with a limited operating history.  Investment in biopharmaceutical product development and commercialization is highly speculative because, among other things, it entails substantial up-front capital expenditures and significant risk that product candidates will fail to gain regulatory approval or approved products will fail to become commercially successful.  We have recognized limited revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations.  As a result, we are not profitable and have incurred losses in each period since our inception in 2010.  We reported a net loss of $496.1 million for the year ended December 31, 2017 and had an accumulated deficit of $1.5 billion as of December 31, 2017.

Although we have obtained approval from regulatory authorities and launched ZEJULA® (niraparib) in the U.S. and European Union, or the EU, VARUBI® (rolapitant) IV and tablets in the United States and VARUBY® (rolapitant) tablets in the EU, we expect to continue to incur losses for the foreseeable future.  These losses may increase as we continue to invest in product development and commercialization activities for our products and continue our development of, and seek regulatory approvals for, all of our product candidates.  We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.  The size of our future net losses will depend, in large part, on the rate of future growth of our expenses, and our ability to generate and continue to grow revenues from our products and any product candidates.  Because of the numerous risks and uncertainties associated with product development, including the risk that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict with certainty the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.  Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We have recognized limited revenues from sales of our products, and we may never become profitable.

To date, we have recognized limited product revenues from sales of ZEJULA and VARUBI/VARUBY, and we have not generated any revenues from sales of any other product candidates.  Our ability to continue to generate revenue and become profitable depends upon our ability to successfully commercialize our products, including ZEJULA, and our other product candidates, including niraparib in additional indications as both a monotherapy and in combination with other assets, including our own immuno-oncology assets.  Even if we are able to successfully achieve regulatory approval for additional product candidates, we do not know when any of those product candidates will generate revenue for us, if at all.

In addition, because of the numerous risks and uncertainties associated with product development, including the risk that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict with certainty the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability.  Even if we are able to obtain approval for our product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of our current and future products, we may not become profitable and may need to obtain additional funding to continue operations.  If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We may require additional capital to fund our operations, and if we fail to obtain necessary financing, we may be unable to successfully complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception.  We expect to continue to spend substantial amounts to advance the development of our product candidates, including niraparib as a monotherapy and in combination with other therapeutics, and our immuno-oncology assets, and to continue to commercialize ZEJULA and VARUBI/VARUBY.  We also may spend substantial amounts for any additional product candidates that we may acquire or in-license in the future.  We may require additional capital for these and other needs.  If additional capital is needed and not obtained on a timely basis, we would be required to change our current operating plans to reduce our future expenses.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings and facilities, including potentially an additional draw under our existing term loan agreement, and we may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available to us on reasonable terms, if at all.  If we are unable to raise additional needed capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates and/or other areas of our business.  Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•	our ability to generate sufficient revenues from sales of ZEJULA and, if approved, our other product candidates;

•	the cost of continuing to expand our development and commercial capabilities for our products and our product candidates, both in the U.S. and in certain foreign markets, including Europe;

•

the outcome, timing and cost of regulatory approvals by the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities and the potential that the FDA or comparable foreign regulatory authorities may require that we perform more studies than those that we currently expect;

•	the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license;

•	the cost and timing of preclinical and clinical development and manufacturing activities associated with our immuno-oncology antibody product candidates;

•	our obligations to make milestone payments, royalty payments, or both under our in-licensing agreements;

•	the cost of in-licensing or acquiring additional product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights that we own or control;

•	the amount and timing of potential conversion requests, if any, and interest expense associated with our 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes; and

•	our need to repay amounts due under our loan agreement dated November 21, 2017, or the Loan Agreement.

Servicing our debt will require significant amounts of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of, or to refinance, our indebtedness, including the Convertible Notes and borrowings under the Loan Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Risks Related to Our Business and Industry

Our current business plan relies heavily on our ability to successfully commercialize ZEJULA.  Our products may not achieve market acceptance or be commercially successful.

Our ability to successfully commercialize our current products and product candidates, including ZEJULA as a monotherapy and in combination with other therapeutics, including our immuno-oncology assets, is critical to the execution of our business strategy.  Our products and product candidates may not achieve market acceptance among physicians, patients, and third-party payors, and may not be commercially successful.  The degree of market acceptance and commercial success of our approved products and our product candidates, including ZEJULA as a monotherapy and in combination with other therapeutics, including our immuno-oncology assets, if approved, will depend on a number of factors, including the following:

•	the acceptance of our products by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing treatments;

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•

the ability of our third-party manufacturers to manufacture sufficient commercial supplies of our products, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice, or cGMP, regulations;

•	the degree to which the approved labeling supports promotional initiatives for commercial success;

•	the availability of reimbursement from managed care plans and other third-party payors and the willingness and ability of patients to pay for our products;

•	a continued acceptable safety profile of our products and product candidates;

•	any new or unexpected results from additional clinical trials or further analysis of clinical data of completed clinical trials by us or our competitors;

•	our ability to enforce our intellectual property rights;

•	our ability to avoid third-party patent interference or patent infringement claims; and

•	our ability to maintain compliance with all applicable regulatory requirements.

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

Our future success is dependent primarily on our ability to obtain regulatory approvals for and successfully commercialize our product candidates, including additional indications for niraparib as a monotherapy and in combination with other therapeutics, including our immuno-oncology assets.

The success of our business depends heavily upon our ability to develop and commercialize product candidates.  We have recognized only limited product revenue from sales of ZEJULA and VARUBI/VARUBY, and our only later clinical-stage programs include niraparib as a monotherapy and in combination with other therapeutics, including our own immuno-oncology assets.

We cannot commercialize product candidates, including niraparib in additional indications as a monotherapy or in combination with other therapeutics, in the United States without first obtaining regulatory approval from the FDA.  Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities.  Before obtaining regulatory approvals for the commercial sale of any product candidate, including any combination, for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate or combination is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.  The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States.  Even if a product candidate or combination were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, including use restrictions for certain patient populations; warnings, precautions or contraindications; or burdensome post-approval study or risk management requirements.

Despite the results reported in clinical trials for niraparib, we do not know whether the clinical trials we are continuing to conduct or may in the future conduct will demonstrate adequate efficacy and safety to result in regulatory approval for niraparib in any additional indications, as a monotherapy or in combination with other assets, or in any particular jurisdiction or jurisdictions other than those for which niraparib has already been approved.  If we do not obtain regulatory approvals for niraparib in the various additional indications and/or combinations for which it is being developed, or do not obtain such approvals in a timely manner, it would negatively affect our ability to generate revenue in the future, our ability to become profitable, and our growth prospects.

We face substantial competition for our marketed products, ZEJULA and VARUBI/VARUBY, which could limit our ability to generate significant product sales.

The development and commercialization of new drug products is highly competitive.  Many of our competitors are more established companies and may therefore have competitive advantages due to their size, cash flows, and institutional experience.  We may be unable to compete successfully against these more established companies.

There are a number of large pharmaceutical and biotechnology companies that market and sell products or are pursuing the development of products that compete or we expect will compete with ZEJULA.  There are currently two commercially available PARP inhibitors other than ZEJULA.  AstraZeneca Plc’s LYNPARZATM (olaparib) was initially approved by the FDA for use by ovarian cancer patients with a germline BRCA mutation, and was granted a new approval in August 2017 by the FDA for use as a maintenance treatment for recurrent, epithelial ovarian, fallopian tube or primary peritoneal adult cancer who are in response to platinum-based chemotherapy, regardless of BRCA status.    In February 2018, LYNPARZA received a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, for a new tablet formulation and a broad maintenance label, which is expected to lead to an EC marketing authorization in the near future.  In addition, Clovis Oncology, Inc.’s RUBRACATM (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies.  Clovis has filed with the FDA for expanded approval of RUBRACA as a second-line and later maintenance treatment for all women with ovarian cancer who have responded to their latest treatment with platinum chemotherapy, regardless of BRCA status, and has filed for initial approval with the European Commission as a third-line treatment in advanced ovarian cancer patients with a deleterious BRCA-mutation.  In February 2018, the CHMP communicated a positive trend vote (meaning more voted yes than no) for RUBRACA to be authorized for the treatment of a subpopulation of platinum-sensitive ovarian cancer patients who also harbor a BRCA mutation.  A final vote will occur at the CHMP’s March 2018 meeting.  We believe there are also several additional products in clinical development targeting the PARP pathway, as detailed in Part I, Item 1, “Business – Competition”.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EMA, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.  In addition to other PARP inhibitors, ZEJULA also competes with AVASTINTM (bevacizumab), Roche’s angiogenesis inhibitor.  AVASTIN is FDA- and EMA-approved in combination with chemotherapy for the treatment of recurrent ovarian cancer following platinum-containing chemotherapy (platinum-sensitive and platinum-resistant) and has been approved by the EMA, in combination with chemotherapy, for front-line treatment.  In the U.S., it is currently under FDA review for the front-line setting.

We also face substantial competition with respect to oral and IV formulations of VARUBI and with respect to VARUBY.  VARUBI/VARUBY competes with EMEND, an NK-1 receptor antagonist marketed by Merck, as well as AKYNZEO, an oral combination NK-1 receptor antagonist and 5-HT3 receptor antagonist (netupitant plus ALOXI (palonosetron HCl)) that is marketed by Helsinn Healthcare, and Sandoz’s generic version of aprepitant.  Additionally, Heron Therapeutics recently received FDA approval, and launched marketing of, its aprepitant IV formulation product, CINVANTITM.  VARUBI/VARUBY would face additional competition if additional generics are introduced to the market, or other products are developed and approved, for the treatment and prevention of CINV, or if an IV formulation of AKYNZEO is developed.

We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our immuno-oncology programs.  There are currently two anti-PD-1 antibody products and three anti-PD-L1 antibody products being marketed.  OPDIVO® (nivolumab, marketed by Bristol-Myers Squibb) is approved in a number of indications as a monotherapy or in combination with other products; KEYTRUDA® (pembrolizumab, marketed by Merck) is approved in a number of indications; TECENTRIQ® (atezolizumab, marketed by Roche) is approved in patients with various forms of locally advanced or metastatic urothelial carcinoma or metastatic NSCLC; IMFINZI® (durvalumab, marketed by AstraZeneca) was approved in 2017 for patients with various forms of locally advanced or metastatic urothelial carcinoma; and BAVENCIO® (avelumab, co-marketed by Merck KGa and Pfizer) was approved in 2017 for adults and pediatric patients 12 years and older with metastatic Merkel cell carcinoma and for patients with various forms of locally advanced or metastatic urothelial carcinoma.  Although there are currently no anti-TIM-3 antibody products or anti-LAG-3 antibody products being marketed, we are aware that two companies, Novartis and Eli Lilly, have anti-TIM-3 modulator antibodies in Phase 1/2 clinical development for various indications.  We are also aware of several companies that have anti-LAG-3 modulators in development for various indications, including Bristol-Myers Squibb, which has an anti-LAG-3 antibody in Phase 2 clinical development; Novartis, which has an anti-LAG-3 antibody in Phase 1/2 and Phase 2 clinical development; and Merck, Boehringer Ingelheim and Regeneron Pharmaceuticals, each of which has an anti-LAG-3 antibody in Phase 1 clinical development.

For further detail on the specific competition that VARUBI/VARUBY, ZEJULA and our immuno-oncology antibody product candidates face, see Part I, Item 1, “Business – Competition”.

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

Advertising and promotion of our products and any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services Office of Inspector General, or the HHS OIG, state attorneys general, members of Congress, and the public.  Violations of applicable advertising and promotion laws and regulations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA.  Advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.  In the United States, engaging in impermissible promotion of approved products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.  Advertising and promotion of our products are similarly subject to close scrutiny in the EU.

Because the results of preclinical testing or clinical studies are not necessarily predictive of future results, product candidates we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval for any particular use, if at all.

Success in preclinical testing or human clinical studies does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug, or the safety, purity, and potency of an investigational biological product for any particular use, or at all.  A number of companies in the pharmaceutical and biotechnology industries, including many with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in prior clinical trials.  For example, we do not know whether the clinical trials we are currently conducting or may in the future conduct will demonstrate adequate efficacy and safety, or safety to result in regulatory approval for ZEJULA in additional indications as a monotherapy or in combination with other therapeutics, including our own immuno-oncology assets.  If we do not obtain regulatory approval for our product candidates, or do not obtain such approval in a timely manner or for anticipated patient populations, it would negatively affect our ability to generate significant revenue and our growth prospects.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  We have various ongoing clinical trials related to our development programs for ZEJULA and our various immuno-oncology assets including in various combinations with each other and other assets.  We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned, or be completed on schedule, if at all.  Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, including the rate of patient enrollment, and other factors, such as:

•	delay or failure in reaching agreement with the FDA or comparable foreign regulatory authorities on a trial design that we are able to execute;

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

•

withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the inability of a site to participate due to prior engagement in other clinical trial programs, including some that may be for the same indication;

•	delay or failure in recruiting and enrolling suitable subjects and having subjects complete a trial or return for post-treatment follow-up;

•	ambiguous or negative interim results, or results that are inconsistent with earlier results;

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities for a product candidate is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.  Although we have obtained FDA and EMA regulatory approval for ZEJULA and VARUBI/VARUBY, we may not ever obtain regulatory approval for our current product candidates or any other product candidates, including ZEJULA in additional indications, as a monotherapy and in combination with other therapeutics, including our immuno-oncology assets.

The FDA or comparable foreign regulatory authorities may require more information, including additional preclinical or clinical data or trials, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.  If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that is not desirable for the successful commercialization of that product candidate.  In addition, if our product candidate produces undesirable side effects or safety issues, the FDA may require the establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or a comparable foreign regulatory authority may require the establishment of similar strategies, that may, for instance, restrict distribution of our product or otherwise impose burdensome implementation requirements on us.  Any of the foregoing scenarios could materially harm the commercial prospects of our product candidates, including ZEJULA in additional indications, as a monotherapy and in combination with other therapeutics, including our immuno-oncology assets.

Certain of our product candidates, including ZEJULA in additional indications, as a monotherapy and in combination with other therapeutics, including our immuno-oncology assets, could be approved or deemed approvable by the FDA or equivalent foreign regulatory authorities only in combination with a diagnostic test for certain uses, which could increase the risk that the product candidate does not receive approval by the relevant regulatory authorities, or receives approval under conditions that adversely impact the commercial potential of the product candidate.

Certain clinical trials that we have conducted in the past, are currently conducting, or may in the future conduct for certain of our therapeutic product candidates, such as ZEJULA, included or may include the use of a diagnostic test to help identify patients who may be more likely to respond to the product candidate for certain uses.

If the FDA or any equivalent foreign regulatory authority determines that any of our product candidates can be approved for use only with an approved companion diagnostic test, we may have difficulty receiving regulatory approval for such product candidate in those uses if the relevant diagnostic test is not also cleared or approved for use by the applicable regulatory authority.  Diagnostic tests, including companion diagnostics, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercialization.  We do not develop diagnostic tests internally.  We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these tests.  For example, the diagnostic tests that are being utilized in our completed and ongoing ZEJULA clinical studies are owned and administered by a third party.  If clearance or approval of these diagnostic tests is required by the FDA or equivalent foreign regulatory authorities, this third party may encounter difficulties in obtaining clearance or approval for the applicable tests, or may fail to support the clinical development of ZEJULA in additional indications as a monotherapy or in combination with other therapeutics, including our immuno-oncology assets, as we expect, or may fail to keep the test on the market even if it is cleared or approved.  Any such delay or failure could delay or prevent approval or adoption in additional indications of ZEJULA, or other products we may later acquire with similar characteristics.

In addition, if any product candidate is approved in a particular indication for use only in connection with such a companion diagnostic test by the FDA or any comparable foreign regulatory agencies, the commercial opportunity for such product candidate may be more limited, and we may have difficulty achieving adoption of the product candidate, if the diagnostic test is not commercially available or if the diagnostic test is restricted in its use by payors or other market forces.

Any one of our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit its commercial viability, or result in significant negative consequences following any marketing approval.

The safety profile of our products will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval.  If we, the FDA or comparable foreign regulatory authorities become aware of new safety information about any of our products or product candidates after approval, we or those authorities may issue labeling changes, or the authorities may require the establishment of a REMS, or similar strategy, impose restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.  For example, in January 2018, after post-marketing events of anaphylaxis, anaphylactic shock, and other serious hypersensitivity reactions, some requiring hospitalization were reported to us following the commercial launch of VARUBI IV, we updated the package insert for the IV formulation of VARUBI in collaboration with the FDA to include certain warnings and precautions with respect to these events.  We also issued what is commonly referred to as a “Dear Healthcare Professional Letter” in connection with the updates to the package insert to inform healthcare providers of these changes.  In February 2018, we determined that we would cease marketing and distribution of VARUBI IV and pursue strategic alternatives for the VARUBI brand, including potentially out-licensing the VARUBI product line.

Undesirable side effects caused by any of our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label, or could result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.  Drug-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete a clinical trial, and could result in potential product liability claims.  Such side effects, such as those experienced with VARUBI IV following the commercial introduction of the product, could also materially limit the commercial potential for such product, especially if competing products are not associated with similar side effects.  Any of these occurrences may harm our ability to generate revenues from the affected product and adversely affect our business, financial condition and prospects.

Additionally, if we or others identify undesirable side effects caused by our marketed products, such as those we have observed with VARUBI IV, a number of potentially significant negative consequences could result, including:

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

•	we may be required to conduct additional post-market studies;

•	we may record significant inventory impairment charges to write down the value of inventories to estimated net realizable value;

•	we may experience significant product returns;

•	we could be sued and held liable for harm caused to subjects or patients; or

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate, and could significantly harm our ability to generate revenues from sales of such product and our business, results of operations and prospects.

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

Our products and any product candidates we are able to commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices or pricing pressure due to healthcare reform initiatives, which could harm our business.

Our ability to successfully market and commercialize our current and future products will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.  If these third-party payors do not sufficiently cover and reimburse the cost of our products and related procedures or services or these products are considered too costly for general use, physicians may prescribe them less frequently, adversely affecting our future revenues and profitability.

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

Also, the trend toward managed health care in the U.S., as well as the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the ACA, and the concurrent growth of organizations such as managed care organizations, accountable care organizations and integrated delivery networks, may result in increased pricing pressures for pharmaceutical products, including any products that may be offered by us in the future.  Moreover, legislative and regulatory changes to the ACA, including a possible repeal, remain possible under the Trump Administration.  Certain changes, such as the removal of the ACA’s individual health insurance mandate, have already been made by Congress via the enactment of the Tax Cuts and Jobs Act of 2017, and the effects of such legislative changes to the ACA are unknown.  In addition, third-party payors are increasingly making patients responsible for a higher percentage of the total cost of drugs in the outpatient setting.  This can lower the demand for our products if the increased patient cost sharing obligations are more than they can afford.  We are unable to predict what changes in legislation or regulation relating to the health care industry or third-party coverage and reimbursement, including possible repeal of the ACA, may be enacted in the future or what effect such legislation or regulation would have on our business.

There may be significant delays in obtaining coverage and reimbursement our products, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.  Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, selling and distribution costs.  Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing and contracting programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs as a pre-condition to: (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the Department of Veterans Affairs, or the VA, and by covered entities under the 340B program.  Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government.  The rules governing the calculation of certain reported prices are highly complex.  Although it is our intention to maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws.  We cannot assure you that our pricing submissions will not be found to be incomplete or incorrect.  Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

The Medicaid rebate amount for each manufacturer is computed each quarter based on the manufacturer’s submission to the Centers for Medicare and Medicaid Services, or CMS, of its current average manufacturer price, or AMP, and, in the case of innovator products like ZEJULA and VARUBI, best price figures, for the quarter.  If we become aware that our AMP or best price reporting for a prior quarter was incorrect, or has changed, we are obligated to resubmit the corrected data, increasing our costs for complying with the laws and regulations governing the Medicaid drug rebate program.  Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.  Price recalculations also may affect the ceiling price at which we would be required to offer our products to certain covered entities, such as safety-net providers, under the 340B program.

We are liable for errors associated with our submission of average sales price, or ASP, pricing data under Medicare Part B.  In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP, or best price information to the government, we may be liable for significant civil monetary penalties.  Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program and receive federal payments under Medicaid or Medicare Part B for our covered outpatient drugs.

To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, we also must participate in the VA FSS pricing program.  To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs” available at pricing that is based on a weighted average wholesaler price known as the Non-FAMP.  Knowing provision of false information in connection with a Non-FAMP filing or failure to make necessary disclosures and/or to identify contract overcharges can subject us to substantial penalties for each item of false information as well as allegations against us under the False Claims Act and other laws and regulations.  Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, specialty distributors, specialty pharmacies, physicians and third-party payors play a primary role in the distribution, recommendation and prescription of any pharmaceutical product for which we obtain marketing approval.  Our arrangements with third-party payors and customers are governed by applicable federal and state healthcare laws and regulations, including the following:

•	the federal healthcare Anti-Kickback Statute;

•	the federal civil False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act;

•	the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program;

•	analogous state laws and regulations, such as state anti-kickback and false claims laws; and

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

Outside the U.S., certain countries, including a number of EU Member States and other European countries, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the EU, with limited participation from the marketing authorization holders.  We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators.  If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability and commercial viability of our drug products, in those countries would be negatively affected.  An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems.  These international price control efforts have impacted all regions of the world, but have been most drastic in the EU.

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

If we fail to meet our obligations under our agreements with our licensors, including Merck, OPKO and AnaptysBio, our licensors have the right to terminate our exclusive licenses and re-obtain the licensed technology as well as aspects of any intellectual property controlled by us and developed during the period the agreements were in force that relate to the licensed technology.  This means that our licensors could effectively take control of the development and commercialization of our products and product candidates after an uncured, material breach of our license agreements by us.  This would also generally be the case if we voluntarily terminated the agreements.  While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all.  Any uncured, material breach under the licenses could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for the applicable product or product candidate.

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

We face an inherent risk of product liability exposure in connection with the commercialization of ZEJULA, VARUBI/VARUBY, and any of our current or future product candidates and in connection with the testing of our product candidates in human clinical trials.  Product liability claims may be brought against us by patients, healthcare providers or others using, administering or selling our products, or subjects enrolled in our clinical trials.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities and financial and reputational harm, regardless of merit or eventual outcome, including:

•	significant costs to defend the related litigation;

•	substantial monetary awards to patients or trial subjects;

•	loss of revenue; and

•	diversion of management and scientific resources from our business operations.

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

We market our products in certain countries and territories outside of the United States, including Europe, and are subject to the risks of doing business outside of the United States, but we have limited experience operating internationally.

We only recently initiated our operations outside of the United States, including the addition of international employees in the EU and other European countries.  Because we market ZEJULA, VARUBY, and if approved, our other product candidates, outside of the United States, we will need to continue to grow our international operations over the next several years.  Accordingly, our business is subject to risks associated with doing business outside of the United States, including our own limited experience operating internationally, the cost and time required to develop an international sales, marketing and distribution organization, changes in a specific country’s or region’s political, cultural or economic condition, unexpected changes in foreign laws and regulations, inadequate intellectual property protection in foreign countries, difficulty of effective enforcement of contractual provisions in local jurisdictions, and significant adverse changes in foreign currency exchange rates.

In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulation, which include the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and similar laws in other countries outside of the U.S.  We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry for companies similar to ours, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption.  Moreover, our partners and third-party contractors located outside the U.S. may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

We operate through various subsidiaries in a number of countries throughout the world.  Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation.  We have taken, and will continue to take, tax positions based on our interpretation of such tax laws.  Our transfer pricing arrangements are not generally binding on applicable tax authorities.  The price charged for products, services, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liability, interest, and/or penalties.  There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes.  If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.  For further discussion related to income taxes, refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, in this Annual Report on Form 10-K.

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

As of December 31, 2017, we had 715 full-time employees compared to 446 at the end of 2016.  As our development and commercialization plans and strategies for our existing products and product candidates continue to develop, we will need to continue to add managerial, operational, sales, marketing, financial and other resources.  The management, personnel and systems that we currently have in place may not be adequate to support our recent or future growth.  Such growth will impose significant added responsibilities on members of management.

As our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties in both the United States and in foreign territories, including Europe.  Our future financial performance and our ability to commercialize our current and future products and product candidates and to compete effectively will depend, in part, on our ability to manage our growth effectively.  To that end, we must be able to manage our development and commercialization efforts effectively and hire, train and integrate additional management, administrative, sales, and marketing personnel.  We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

If we are unable to attract and retain highly qualified personnel, we may not be able to grow effectively.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees.  Because of the specialized scientific nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel.  Our ability to compete and grow depends in large part upon the continued service of our senior management team, including our co-founders, Leon O. Moulder, Jr., our Chief Executive Officer, and Mary Lynne Hedley, Ph.D., our President and Chief Operating Officer.  The loss of one or more of our senior executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner.  The competition for qualified personnel in the biopharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.  Although we have letter agreements with our key executives, these agreements are at will and do not prevent them from terminating their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

In addition to in-licensing or acquiring product candidates, we may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

From time to time, we evaluate acquisition opportunities and may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company.  In connection with these acquisitions or investments, we may issue stock that would dilute our stockholders’ percentage of ownership, incur debt and assume liabilities, incur amortization expenses related to intangible assets, or incur large and immediate write-offs.    We may be unable to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.  If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position, that it will not be viewed negatively by customers, financial markets or investors, or that we can effectively integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems, and those of our collaborators, our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and business operations.  For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts for our product candidates and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed or our commercial operations could be impacted.

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

EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations and impose substantial fines for breaches of the data protection rules.  Data protection authorities from the different EU Member States may interpret the various laws and regulations differently and impose additional requirements, which add to the complexity of processing personal data in the EU.  The various laws and regulations will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.  Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom, or the UK, elected to withdraw from the EU in a national referendum.  The UK government initiated the formal withdrawal procedure on March 29, 2017.  The procedure involves a two-year negotiation period in which the UK and the EU must agree to terms of the UK’s withdrawal and arrangements for the UK’s future relationship with the EU.  This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the UK.  The referendum has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal.  From a regulatory perspective, the UK’s withdrawal could bear significant complexity and risks.  A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is that the applicant is established in the EU.  Following the withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK may no longer be valid.  We currently hold the European marketing authorizations for both ZEJULA and VARUBY through a subsidiary in the UK.

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

In the U.S., we currently sell our products principally to a limited number of specialty distributors and specialty pharmacy providers and therefore a significant portion of our net product revenue is generated by a small number of customers.  Three customers accounted for 93% of our net product revenue during 2017 and two customers accounted for 80% of our accounts receivable balance at December 31, 2017.  The loss of, material reduction in sales volume to, or a significant adverse change in our relationship with any of our key wholesalers or customers could have a material adverse effect on our revenue in any given period and may result in significant annual or quarterly revenue fluctuations.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results.

Our results of operations, including, in particular, net product revenues, may vary from period to period due to a variety of factors, including the buying patterns of our U.S. wholesalers and distributors, which vary from quarter to quarter.  In the event wholesalers and distributors with which we do business determine to limit their purchases, product sales could be adversely affected.  For example, in advance of an anticipated price increase or a reduction in expected rebates or discounts, customers may order product in larger than normal quantities, which could cause product sales of to be lower in subsequent quarters than they would have been otherwise.  Further, any changes in purchasing patterns, inventory levels, increases in returns, delays in purchasing products or delays in payment for products by one of our wholesalers or distributors could also have a negative impact on our revenue and results of operations.

Risks Related to Our Dependence on Third Parties

We have no manufacturing facilities, and we are dependent on a limited number of third-party manufacturers for the manufacture and supply of ZEJULA, VARUBI (oral and IV), VARUBY and our product candidates, including our immuno-oncology assets.  If we experience problems with any of these third parties, the manufacturing of our products or our product candidates could be delayed, which could harm our ability to generate revenues from our approved products, our ability to obtain regulatory approval for our product candidates, and our results of operations.

We do not own or operate facilities for the manufacture of our products or product candidates.  Our ability to successfully develop and commercialize our products and our product candidates will require us to establish large scale manufacturing capabilities through our contract manufacturing organizations, or CMOs.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  We currently work with two CMOs for the production of

ZEJULA drug substance, and one other CMO, for ZEJULA drug product supply, for our clinical and commercial needs.  We currently work with one CMO for the production of rolapitant drug substance used for VARUBI (oral and IV) and VARUBY, one CMO for commercial production of VARUBI (oral) and VARUBY, and one other CMO for commercial production of VARUBI IV.

As our drug development pipeline matures and we continue to commercialize ZEJULA and VARUBI/VARUBY and, if approved, our other product candidates, including our immuno-oncology assets, we will have a greater need for both clinical study supply and commercial manufacturing capacity.  We have limited experience manufacturing pharmaceutical products on a commercial scale, and some of our suppliers will need to continue to increase their scale of production to meet our projected needs for commercial manufacturing.  Manufacturing commercial quantities of our products to meet our projections may require our third-party manufacturers to invest substantial additional funds to increase capacity and to hire and retain additional personnel who have applicable large-scale commercial manufacturing experience.  Our third-party manufacturers may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.  Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at an acceptable cost or in sufficient quantities or in a timely manner necessary to make commercially successful products, or may require us to pay significant costs, including for capital improvements to their facilities.  If our contract manufacturers or other third parties fail to deliver our products for commercial sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend commercialization of our current products or other potential future products.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.  In addition, the FDA and similar foreign authorities require that our product candidates and approved products be manufactured according to cGMP and similar foreign standards.  Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.  In addition, such failure could be the basis for the FDA or an equivalent foreign regulatory authority to issue a warning or untitled letter, withdraw approvals previously granted to us for our products or product candidates, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposition of civil and criminal penalties.

Any significant disruption in our supplier relationships could harm our business.  We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers.  For example, we source key raw materials for ZEJULA drug substance from one supplier.  Such suppliers may not sell these key materials to us or our manufacturers at the times we need them or on commercially reasonable terms.  In certain cases, we do not have any control over the process or timing of the acquisition of these key materials by our manufacturers.  Any significant delay in the supply of a product or product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.  If our manufacturers or we are unable to purchase these key materials for products or product candidates after regulatory approval, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our products and product candidates.

We rely on third parties to conduct preclinical and clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for, or commercialize, our product candidates, and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-parties, including CROs, to execute, monitor, and manage data for our ongoing preclinical and clinical programs.  We rely on these parties for execution of our preclinical and clinical trials, and we control only certain aspects of their activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on collaborators and CROs does not relieve us of our regulatory responsibilities.  We also rely on these third parties to assist in conducting our preclinical studies in accordance with good laboratory practices and Animal Welfare Act requirements.  We and our collaborators and CROs are required to comply with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA, the competent authorities of the member countries of the EEA, and comparable foreign regulatory authorities for all of our products in clinical development.  Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or any of our collaborators or CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP requirements.  Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process and our ability to generate and grow revenues.

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

With respect to patent rights, we do not know whether any of the pending patent applications for any of our products or product candidates will result in the issuance of patents that protect our technology or products, or whether they will effectively prevent others from commercializing competitive technologies and products.  Although we have a number of issued patents that we own or that we license under our licensing agreements covering our technology, our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications.  Further, our licensors, including Merck with respect to the licensed niraparib patents, may be responsible, subject to certain exceptions, for prosecuting the patents covering our products, and we are reliant on them to do so in a diligent fashion, subject to our right to review and approve their prosecution activities.  If they fail to conduct such activities diligently, do not take approved actions, or otherwise fail to adequately protect our licensed patent rights, we may not obtain or maintain broad proprietary protection for our products.  Further, the examination process may require us or our licensors (where applicable) to narrow the claims, which may limit the scope of patent protection that may be obtained.  As the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad.  Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products.  Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights is expensive, difficult and, may in some cases not be possible.  In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

The patent prosecution process is expensive and time-consuming, and we or our licensors (where applicable) may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.  Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  We expect to seek extensions of patent terms where they are available in any countries where we are prosecuting patents.  This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the expiration of the patent.  However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.  If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.  Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.  The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change.  Publications of discoveries in the scientific literature lag behind actual discoveries, and patent applications in the United States and other jurisdictions typically are not published until 18 months after filing, or in some cases not at all.  Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Previously, in the United States, assuming the other requirements for patentability are met, the first to make the claimed invention was entitled to the patent.  Outside the United States, the first to file a patent application is entitled to the patent.  In March 2013, the United States transitioned to a ‘first to file’ system in which the first inventor to file a patent application will be entitled to the patent.  Under either the previous or current system, third parties will be allowed to submit prior art prior to the issuance of a patent by the U.S. Patent and Trademark Office, or the USPTO, and may become involved in opposition, derivation, reexamination, post-grant review proceedings or interference proceedings challenging our patent rights or the patent rights of others.  For example, in March 2017, Teva Pharmaceutical Industries Ltd. filed an opposition in the EPO seeking revocation of European Patent No. 20046464, or the ‘464 patent, covering the crystalline hydrochloride sale of rolapitant, the active ingredient in VARUBY.  The natural term of the ‘464 patent is set to expire in April 2027.  In December 2017, the Opposition Division of the EPO issued a summons to attend oral proceedings on this case, which are scheduled for June 2018.  An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights.  To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others.  This can be expensive and time consuming.  Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can.  Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.  Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results.  In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.  An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.  In the U.S., the Hatch-Waxman Act provides generic companies valuable incentives to seek to invalidate patents for human pharmaceutical products approved under an NDA.  As a result, it is likely that our U.S. patents covering approved drugs such as ZEJULA and VARUBI will be challenged in Hatch-Waxman litigation and administrative proceedings, and may not be upheld.  We may face generic manufacturer challenges to our patents outside the U.S. as well.  The entry of generic competitors typically results in a rapid decline in sales.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates, and to use our proprietary technologies without infringing the proprietary rights of third parties.  The patent landscape for our products and product candidates is continuously evolving due in part to the fact that patent applications in the United States and many other jurisdictions are maintained in secrecy for at least 18 months following their earliest filing date.  We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the USPTO.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  For example, we are aware of third-party patents that contain claims potentially relevant to certain therapeutic uses of immune checkpoint inhibitors, and we are also aware of ongoing litigation involving third parties in the area, in each case which could impact the development of the various assets in our immuno-oncology portfolio.  If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology, which could impact the profitability of our products.  However, we may not be able to obtain any required license on commercially reasonable terms or at all.  Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.  We could be forced, including by court order, to cease commercializing the infringing technology or product.  In addition, in any such proceeding or litigation, we could be found liable for monetary damages.  A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.  Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  From January 1, 2016 through December 31, 2017, the price of our common stock on the NASDAQ Global Select Market ranged from $29.51 per share to $192.94 per share.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our product revenue growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•

the publication of inaccurate or unfavorable research about us, end of coverage, or failure to publish reports regularly on us, in each case by any securities or industry analysts who publish research on us; and

•	general economic, industry and market conditions.

In addition, the stock market in general, and the NASDAQ Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.  Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.  The realization of any of the above risks or any of a broad range of other risks, including those described in these Risk Factors, could have a dramatic and material adverse impact on the market price of our common stock.

Forecasting sales of ZEJULA, VARUBI/VARUBY, and if approved our other product candidates, may be difficult, and if our revenue projections are inaccurate, our business may be harmed and our stock price may decline.

Our sales of ZEJULA and VARUBI/VARUBY are difficult to forecast, and we expect sales of any future products would also be difficult to forecast.  Factors that increase the difficulty of forecasting sales of each of our current and future products include the following:

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

An adverse determination in any securities class action lawsuit against us could have a material adverse effect on us.

A putative class action complaint was filed on January 17, 2018 in the United States District Court for the District of Massachusetts, entitled Roger Bowers v. TESARO Incorporated (sic), et. al., Case No. 18-10086.  The complaint alleges that we and our Chief Executive Officer and our Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 thereunder.  The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between March 14,

2016 and January 12, 2018.  We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.  However, whether or not the plaintiff's claims are successful, this type of litigation is often expensive and diverts management's attention and resources, which could adversely affect the operation of our business.  If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future.  Any future litigation could result in substantial costs and divert our management's attention and resources, which could cause serious harm to our business, operating results and financial condition.  We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

Our principal stockholders and management own a significant percentage of our stock and are collectively able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates beneficially owned approximately 29.7% of our voting stock as of December 31, 2017.  This group of stockholders has the potential ability to control us through their ownership position.  Acting together, these stockholders may be able to influence the outcomes of certain matters requiring stockholder approval.  For example, this group may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.  This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.  The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.  We have limited experience complying with Section 404, and if in the future we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.  Furthermore, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.  For example, in 2017, we began to implement an enterprise resource planning, or ERP system, which automated many of our internal controls over financial reporting.  Because the ERP is a new system and we have no prior experience with it, there is an increased risk that one or more of our financial controls may fail.  Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows.  If our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ, the SEC, or other regulatory authorities.  Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of December 31, 2017, we had 54,464,039 shares of common stock outstanding.  Sales of a substantial number of shares of our common stock or other securities in the public market or in private placements could occur at any time.  These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  Of these outstanding shares, 16,187,911 are currently held by directors, executive officers and other parties that may be deemed to be their affiliates and are available for sale subject to volume limitations and other restrictions under securities laws.  We also have registered shares of common stock that we may issue under our equity compensation plans.  These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Furthermore, certain persons who were stockholders prior to our initial public offering are entitled to registration rights under the Securities Act of 1933, or the Securities Act, with respect to shares they hold, which includes 12,727,272  shares held by our directors, executive officers and other parties that may be deemed to be their affiliates.  Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restrictions under the Securities Act, except with respect to shares purchased by affiliates.  Any sales of shares by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates.  As of December 31, 2017, there were 1,810,240 shares of our common stock reserved for issuance under our 2012 Omnibus Incentive Plan and 198,433 shares of our common stock available for future grant under our 2015 Non-Employee Director Stock Incentive Plan.  Future stock option grants and issuances of common stock under our equity plans may have an adverse effect on the market price of our common stock.

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

Risks Related to Our Indebtedness

Despite our current debt levels, we may still incur additional debt.  If we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on the Convertible Notes and our borrowings under the Loan Agreement.

In addition to our obligations to make payments on our existing indebtedness as discussed above, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt.  The indenture governing the Convertible Notes and the Loan Agreement allow us to incur additional indebtedness, subject to certain limitations, and do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity.  If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Convertible Notes or our Loan Agreement, or to make payments under the indenture governing the Convertible Notes in connection with any fundamental change or pay any cash due upon conversion.

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

The terms of our Loan Agreement place restrictions on our operating flexibility.

The terms of our Loan Agreement contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on our ability to transfer currently owned U.S. intellectual property rights related to ZEJULA and VARUBI (the collateral under the Loan Agreement), incur additional indebtedness, incur additional liens and security interests on the collateral granted under the Loan Agreement, pay or make dividends, share repurchases and other distributions, and prepay subordinated indebtedness (other than the Convertible Notes). These terms may restrict our ability to operate our business in the manner we deem most effective or desirable, and may restrict our ability to fund our operations.

Nonpayment of principal, interest and other amounts, failure to comply with covenants, the occurrence of a material adverse change in our ability to perform our obligations, the rendering of judgments or orders or the acceleration or payment default by us in respect of other indebtedness in excess of $10 million, or bankruptcy could constitute an event of default that, if continued beyond the cure period, would allow the Collateral Agent, at the request of the lenders holding a majority of the outstanding principal amount under the Loan Agreement, to stop advancing money or extending credit for our benefit under the Loan Agreement and to declare all of our obligations under the Loan Agreement immediately due and payable, either of which would harm our business.

Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of December 31, 2017, our principal offices were located in a facility in Waltham, Massachusetts, where we leased office space totaling approximately 260,000 square feet, which we use primarily for corporate functions.  The terms of the leases under which we lease this space continue through June 30, 2020 for a majority of the space and December 18, 2022 for the remainder of the space.  We also lease office space in several locations throughout Europe.  We believe our facilities are adequate for our current needs.  If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

A putative class action complaint was filed by a putative stockholder on January 17, 2018 in the United States District Court for the District of Massachusetts, entitled Roger Bowers v. TESARO Incorporated (sic), et. al., Case No. 18-10086.  The complaint alleges that we and our Chief Executive Officer and our Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and/or misleading statements about and/or failing to disclose information regarding certain side effects of VARUBI. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between March 14, 2016 and January 12, 2018.  The Court has not set a trial date for this matter.  We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.  We have not recorded an estimated liability associated with this legal proceeding as we do not believe that such a liability is probable.

ITEM 4.   MINE SAFETY DISCLOSURES

We are not an operator, and have no subsidiary that is an operator, of a coal or other mine.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TSRO.”  The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported on the NASDAQ Global Select Market.

	HIGH	LOW
Year Ended December 31, 2016:
First quarter	$51.57	$29.51
Second quarter	$84.91	$36.68
Third quarter	$110.48	$80.35
Fourth quarter	$148.74	$96.52
Year Ended December 31, 2017:
First quarter	$192.94	$131.60
Second quarter	$168.92	$125.05
Third quarter	$143.45	$106.64
Fourth quarter	$129.10	$76.13

On February 22, 2018, the last reported sale price of our common stock was $60.89 per share.  As of the close of business on February 22, 2018, there were approximately 31 holders of record of our common stock.  Because many of the common shares are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Performance Graph (1)

The following graph presents a comparison from December 31, 2012 through December 31, 2017 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index.  Such returns are based on historical results and are not intended to suggest future performance.  Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
TESARO, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

(1)

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of TESARO, Inc. under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth certain of our selected historical financial data at the dates and for the periods indicated.  The selected historical statement of operations data presented below for the years ended December 31, 2015 (as revised), 2016 (as revised), and 2017 and the historical balance sheet data as of December 31, 2016 (as revised) and 2017, have been derived from our audited consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.  The historical statement of operations data for the years ended December 31, 2013 and 2014 and the historical balance sheet data as of December 31, 2013, 2014 and 2015 (as revised) have been derived from financial statements not included in this Annual Report on Form 10-K.    All financial information presented has been consolidated and reflects the operations of TESARO, Inc. and its wholly-owned subsidiaries.  Our historical results are not necessarily indicative of results expected in any future period.  The selected historical financial data presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.  The selected historical financial information in this section is not intended to replace our consolidated financial statements and the related notes thereto.

	Years Ended December 31,
	2013	2014	2015 (1)	2016 (1)	2017 (2)
Consolidated Statements of Operations Data:	(in thousands, except per share amounts)
Revenues:
Product revenue, net	$—	$—	$2,026	$5,174	$120,700
License, collaboration and other revenues	—	—	2,012	52,844	102,626
Total revenues	—	—	4,038	58,018	223,326

Total operating expenses	92,445	167,260	236,421	415,720	702,845
Loss from operations	(92,445)	(167,260)	(232,383)	(357,702)	(479,519)
Net loss	$(92,362)	$(171,012)	$(247,749)	$(374,224)	$(496,126)

Net loss per share applicable to common stockholders - basic and diluted	$(2.93)	$(4.79)	$(6.29)	$(7.85)	$(9.17)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	31,559	35,739	39,387	47,652	54,080

(1)

Statement of operations data for the years ended December 31, 2015 and 2016 have been revised to reflect our adoption of Financial Accounting Standards Board Accounting Standards Update, or ASU, No. 2014-09 effective January 1, 2017, with full retrospective application to January 1, 2015.  This ASU creates a new Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, replacing previous revenue guidance.

(2)

Total operating expenses for the year ended December 31, 2017 include a $16.7 million write-down of VARUBI inventories.  For additional details, see “Results of Operations – Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 – Cost of Sales - Product” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	As of December 31,
	2013	2014	2015 (3)	2016 (3)	2017
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$130,310	$256,861	$230,146	$785,877	$643,095
Total assets	135,578	260,385	258,676	842,293	862,185
Long-term debt, net	—	111,964	121,325	131,775	437,105
Other long-term obligations	3	—	113	5,391	9,788

(3)	Balance sheet data as of December 31, 2015 and 2016 have been revised to reflect our adoption of ASU No. 2014-09 effective January 1, 2017, with full retrospective application to January 1, 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a commercial-stage biopharmaceutical company devoted to providing transformative therapies to people bravely facing cancer.  Our primary focus is to develop treatments for solid tumors using various approaches, including small molecules and immuno-oncology antibodies, as monotherapies or in combinations.  We have in-licensed and are developing several oncology-related product candidates, and we have entered into several research collaborations with third parties for the discovery of new candidates.  We have also entered into arrangements with other companies for the development and commercialization of certain of our product candidates in specific indications and/or geographies.  Our two currently marketed products, ZEJULA® (niraparib) and VARUBI®/VARUBY® (rolapitant), are approved in both the U.S. and the European Union, or EU.

The U.S. Food and Drug Administration, or FDA, approved ZEJULA in March 2017 for the maintenance treatment of women with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  The European Commission, or EC, approved ZEJULA in November 2017 as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to platinum-based chemotherapy.  We have in-licensed exclusive rights to niraparib from Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck.

VARUBI is approved in the U.S. in oral and intravenous, or IV, formulations for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The EC approved VARUBY (oral formulation), which is the brand name in Europe, in the EU in April 2017 for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic chemotherapy in adults.  We have in-licensed exclusive rights to rolapitant from OPKO Health, Inc., or OPKO.

The FDA approved the IV formulation of VARUBI in October 2017, and we commenced sales of the product in November 2017.  In January 2018, we updated the VARUBI IV package insert, including modifications to the contraindications, warnings and precautions, and adverse reactions sections.  In February 2018, we determined that we would cease marketing and distribution of VARUBI IV and pursue strategic alternatives for the VARUBI brand, including potentially out-licensing the VARUBI product line.

Research and Development

Our current development programs include:

•

Niraparib is an orally active and potent poly (ADP-ribose) polymerase, or PARP, inhibitor.  Based on research related to PARP inhibitors generally, we believe niraparib may also be active in the treatment of several tumor types.  We have several ongoing clinical trials evaluating niraparib for the treatment of various tumor types, as a monotherapy and in combination with other therapeutics, including our own immuno-oncology assets.  We expect to initiate additional clinical trials during 2018.  We are also collaborating with various other organizations to evaluate niraparib in combination with other therapeutics for the treatment of various cancers.  In March 2017, following an interim analysis of data by the independent data monitoring committee, we ceased enrollment in our BRAVO study (assessing niraparib in patients with breast cancer who are germline BRCA mutation carriers) after a determination that it is unlikely to produce data that is interpretable and therefore suitable for registration in this indication.

•

Immuno-Oncology: Pursuant to our collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, we are developing several antibodies for immuno-oncology targets.  TSR-042, which targets PD-1, TSR-022, which targets TIM-3, and TSR-033, which targets LAG-3, are currently in Phase 1 studies.  We are conducting pre-clinical research for TSR-075, a bi-specific antibody candidate targeting PD-1/LAG-3.  We are also evaluating our immuno-oncology anti-tumor agents in pre-clinical and clinical combination studies with niraparib and other anti-tumor agents.

We are also engaged in other research and mid- and early-stage development programs, including via third-party collaborations for the discovery, development and commercialization of therapies for various cancers, including the following:

•

Janssen Biotech, Inc., or Janssen: Under our global prostate cancer collaboration and license agreement with Janssen, we granted Janssen licenses under certain patent rights and know-how relating to niraparib, for prostate cancer worldwide, except for Japan.

•

Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda:  This agreement includes the clinical development and commercialization of niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in South Korea, Taiwan, Russia and Australia.

•

Zai Lab (Shanghai) Co., Ltd., or Zai Lab: We have granted Zai Lab an exclusive license to develop and commercialize niraparib for the territories of China, Hong Kong and Macao, or the China Territories, except for prostate cancer.  This agreement also provides us with the right of first refusal with respect to licenses for two novel, discovery-stage immuno-oncology programs from Zai Lab.

•

Merck Sharp & Dohme B.V., a subsidiary of Merck: We  have a research agreement with Merck Sharp & Dohme B.V. to perform the TOPACIO trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® (pembrolizumab) in patients with triple negative breast cancer and patients with ovarian cancer.  Enrollment of the TOPACIO trial is complete in both cohorts, and in June 2017, we announced that initial data from this trial demonstrated a disease control rate of 69% in patients with platinum-resistant ovarian cancer.

•	Jiangsu Hengrui Medicine Co., Ltd., or Hengrui: We have granted Hengrui a license of rights to develop, manufacture and commercialize rolapitant in the China Territories.

For further discussion of license and collaboration agreements, see Note 14, “License and Collaboration Agreements”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

License Agreements

Our in-license agreements with Merck, OPKO and AnaptysBio are summarized below.

Rolapitant.  In December 2010, we entered into a license agreement with OPKO to obtain exclusive worldwide rights to research, develop, manufacture, market and sell rolapitant.  We have made all development milestone payments to OPKO, totaling $30.0 million, based on achieving specified regulatory milestones in the U.S. and Europe.  In addition, for each of the development programs under the OPKO license, we are required to make milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  We pay OPKO tiered royalties on annual net sales achieved in the U.S. and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the U.S. and Europe is slightly above the single digits.  We will pay royalties on rolapitant until the later of (i) the date that all of the patent rights licensed from OPKO and covering rolapitant expire, are invalidated or are not enforceable, and (ii) 12 years from the first commercial sale of the product, in each case, on a country-by-country and product-by-product basis.  Under certain circumstances, we are also required to pay OPKO an annual minimum royalty of $2.5 million in each of the first five full calendar years of commercial sales of VARUBI/VARUBY.  If we elect to develop and commercialize rolapitant in Japan through a third-party licensee, we will share equally with OPKO all amounts we receive in connection with such activities under our agreement with such third party, subject to certain exceptions and deductions.  We are responsible for all activities necessary to develop and commercialize rolapitant.

Niraparib.  In May 2012, we entered into a license agreement with Merck, under which we obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib for all therapeutic and prophylactic uses in humans.  We are required to make milestone payments to Merck of up to an aggregate of $57.0 million in U.S. and European development and regulatory milestones for the first indication, up to an aggregate of $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  We have made $52.2 million in milestone payments to date.  We also pay Merck tiered royalties at percentage rates in the low teens based on worldwide annual net sales, until the later of the expiration of the last patent licensed from Merck covering or claiming niraparib, or the tenth anniversary of the first commercial sale of niraparib, in either case, on a country-by-country basis.  We are responsible for all activities necessary to develop and commercialize niraparib.

Immuno-Oncology Platform.   In March 2014, we entered into a collaboration and exclusive license agreement (later amended) with AnaptysBio, a therapeutic antibody company.  Under the terms of this agreement, we possess an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of immunotherapy antibody product candidates targeting PD-1, TIM-3 and LAG-3, and certain bi-specific antibody product candidates.  We are responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs, and we are obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.

AnaptysBio was responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  We were required to reimburse AnaptysBio for specified costs incurred by AnaptysBio for these activities, which are now complete.  For each of the four development programs, we are required to make milestone payments to AnaptysBio of up to an aggregate of $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We have made $21.0 million in development milestone payments to date.  We will also be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.

Financial Operations Overview

We have incurred losses every year since inception in 2010.  We expect to incur losses for the foreseeable future, and these losses may increase as we continue to invest in product development and commercialization activities for our products and continue our development of, and seek regulatory approvals for, all of our product candidates, including commercial initiatives for ZEJULA and VARUBI/VARUBY, growing our commercial infrastructure, developing niraparib and our immuno-oncology platform, expanding our international operations, and incur increased interest expenses.  Because of the numerous risks and uncertainties associated with product development and regulatory actions, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability.  If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Revenue

Product revenue is currently derived from sales of our two commercial products, ZEJULA and VARUBI/VARUBY, in the United States and Europe.  License, collaboration and other revenues relate to our license agreements with Janssen, Takeda, Zai Lab and Hengrui.  For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below.  Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products, including any of our products and product candidates that we have in-licensed (rolapitant, niraparib, and products potentially resulting from our immuno-oncology collaborations) or other products or product candidates that we may in-license or acquire in the future.

We adopted new revenue accounting guidance during 2017 (Accounting Standards Codification Topic 606, Revenues from Contracts with Customers,  or Topic 606) that impacts the amount and timing of our revenue recognition, and resulted in revisions of revenues previously recognized in our published financial statements.  For further discussion, see Note 13, “Revenue Recognition”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.    The references “revised” and “as revised” used herein refer to revisions of data for the years ended December 31, 2015 and 2016, as a result of our adoption of the new revenue guidance with full retrospective application to January 1, 2015.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs.  We also anticipate increasing costs associated with our collaborations, manufacturing activities, and potential development milestone payments. Factors we expect to drive such increases include: continuing our currently ongoing clinical trials and initiating new trials for niraparib, immuno-oncology candidates and other potential product candidates; continuing manufacturing development and validation, and initiating additional investigative and collaborative studies related to niraparib;  incurring increased discovery, development and manufacturing-related expenses associated with our immuno-oncology platform; conducting regulatory activities; incurring potential milestone obligations; incurring expenses associated with non-clinical research and our research collaborations; leasing additional facility space; and hiring additional personnel.

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval.  We may never succeed in achieving regulatory approval for any of our currently unapproved product candidates.  The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates, and significant and changing government regulation.  In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.  We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as based on an assessment of each product candidate’s commercial potential.  If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our future ability to generate product revenues from any of these product candidates will be delayed or jeopardized.  These occurrences would harm our business, financial condition and prospects, perhaps significantly, which would require us to alter our current operation plan and potentially delay, scale back, or discontinue the development or commercialization of one or more programs and/or other areas of the business in order to reduce our future expenses and continue to fund our remaining operations.

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the years ended December 31, 2015, 2016 and 2017, respectively (in thousands).

	Years Ended December 31,
	2015	2016	2017
Rolapitant Expenses
Acquired in-process research and development	$—	$—	$—
Research and development	25,799	16,628	9,604
Rolapitant total	25,799	16,628	9,604

Niraparib Expenses
Acquired in-process research and development	—	9,940	—
Research and development	60,982	104,778	88,346
Niraparib total	60,982	114,718	88,346

Immuno-Oncology Expenses
Acquired in-process research and development	2,000	9,000	10,000
Research and development:
TSR-042	8,026	11,285	36,392
TSR-022	5,642	9,242	16,650
TSR-033	1,256	8,003	6,743
Combinations and other	5,460	6,116	16,059
Immuno-Oncology total	22,384	43,646	85,844

Personnel and Other Expenses	48,225	79,092	134,948

Total	$157,390	$254,084	$318,742

For further discussion of the changes in our research and development expenses with respect to the year ended December 31, 2017 and the corresponding period of 2016, see “Results of Operations — Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for our commercial personnel, including our field sales force, certain medical education professionals and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions.  Other selling, general and administrative expenses include certain facility-related costs, information technology costs, pre-commercial and commercial consulting, advertising, market research, and other activities necessary to prepare for and support product launches, and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial and pre-commercial activities related to ZEJULA and VARUBI/VARUBY and potential other products, and continued research and development activities, as well as the continued costs of operating as a public multinational company.  These increases will likely include increased costs related to the hiring of additional personnel, executing marketing and promotional programs, hiring consultants, leasing of additional facility space, enhancing information technology systems, and legal and other professional fees, among other expenses.

Other Income and Expense

Other income and expense consists primarily of interest expense related to our debt instruments and interest income earned on cash and cash equivalents.  A portion of the interest expense is non-cash expense relating to accretion of debt discounts and amortization of issuance costs.

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Years Ended December 31,		Change
(data in thousands)	2016	2017	Amount	Percentage
	(as revised)
Revenues:
Product revenue, net	$5,174	$120,700	$115,526	2,233%
License, collaboration and other revenues	52,844	102,626	49,782	94%
Total revenues	58,018	223,326	165,308	285%

Expenses:
Cost of sales – product	1,203	41,137	39,934	3,320%
Cost of sales – intangible asset amortization	1,855	6,158	4,303	232%
Research and development	235,144	308,742	73,598	31%
Selling, general and administrative	158,578	336,808	178,230	112%
Acquired in-process research and development	18,940	10,000	(8,940)	(47)%
Total expenses	415,720	702,845	287,125	69%

Loss from operations	(357,702)	(479,519)	(121,817)	34%
Other income (expense), net	(15,047)	(15,283)	(236)	2%
Loss before income taxes	(372,749)	(494,802)	(122,053)	33%

Provision for income taxes	1,475	1,324	(151)	(10)%

Net loss	$(374,224)	$(496,126)	$(121,902)	33%

Product Revenue.    Net product revenue relates to sales of ZEJULA and VARUBI in the U.S., and limited sales of ZEJULA and VARUBY in Europe.  We distribute our products principally through a limited number of specialty distributors and through the specialty pharmacy channel.  For further discussion regarding our revenue recognition policy, see the “Critical Accounting Policies and Significant Judgments and Estimates” section below and Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.  The following table presents net product revenues by product for the years ended December 31, 2016 and 2017, respectively (in thousands).

	Years Ended December 31,		Change
	2016	2017	Amount	Percentage
	(as revised)
ZEJULA	$––	$108,756	$108,756	n/m
VARUBI/VARUBY	5,174	11,944	6,770	131%
Product revenue, net	$5,174	$120,700	$115,526	2,233%

n/m = not meaningful

We began to recognize revenues on sales of ZEJULA in the U.S. in the second quarter of 2017, and in Europe late in the fourth quarter of 2017.  For net product revenues for the year ended December 31, 2017, the average net sales price per unit to us (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or, the gross-to-net adjustment) was approximately 89% of the Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit.

We launched the IV formulation of VARUBI in the U.S. in November 2017.  We offered significant launch discounts to our customers, which resulted in large purchases by several of our customers in the first few weeks of the launch.  In January 2018, after post-marketing reports of side effects experienced following the commercial introduction of VARUBI IV, we updated the VARUBI IV package insert, including modifications to the contraindications, warnings and precautions, and adverse reactions sections, and issued a “Dear Healthcare Professional Letter” to healthcare providers to highlight the updates.  As a result, we expect the vast majority of VARUBI IV units shipped to our customers in 2017 to be returned in 2018.  Due to the resulting significant reserve for returns, VARUBI IV net product revenue of $0.5 million (net of returns reserve of $24.8 million) was significantly lower than the gross revenue value of units that we shipped to customers during the fourth quarter of 2017.  In addition, we have recorded a write-down of VARUBI inventories, as further described below in “Cost of Sales – Product”.

We began to recognize revenues on sales of VARUBI in the U.S. in the fourth quarter of 2015, and on sales of VARUBY in Europe in the second quarter of 2017.  The increase in VARUBI net product revenues was due to higher unit sales volumes and price increases, partially offset by higher discounts, rebates and chargebacks.    For VARUBI net product revenues for the years ended December 31, 2016 and 2017, the average net sales prices per unit to us were approximately 55% and 25% of WAC, respectively.  The percentage for the year ended December 31, 2017 was impacted by the significant returns reserve for VARUBI IV.

License, Collaboration and Other Revenues.  License revenue of $52.8 million for the year ended December 31, 2016 (as revised) relates primarily to our license agreements with Janssen and Zai Lab, and includes up-front license payments and shipments of materials to our collaborators.  License revenue of $102.6 million for the year ended December 31, 2017 relates primarily to the $100.0 million up-front payment we received under our license agreement with Takeda.

Cost of Sales - Product.  Cost of sales of $1.2 million for the year ended December 31, 2016 (as revised) consists primarily of costs associated with the manufacturing of VARUBI and royalties owed to our licensor for VARUBI sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  Cost of sales of $41.1 million for the year ended December 31, 2017 includes ZEJULA manufacturing costs and royalties, and to a lesser extent, VARUBI manufacturing costs and royalties from sales.  The amount also includes a $16.7 million in lower of cost or market write-down for excess and obsolete VARUBI inventories.  In addition, a $1.6 million loss on firm purchase commitments was also recorded as a component of cost of sales within the period.  Due to the update to the VARUBI IV package insert described above, we lowered our internal forecasts of future sales of VARUBI IV, and performed an analysis of the recoverability of our VARUBI inventories.  As a result of this analysis, we concluded that a significant portion of our VARUBI inventories was unlikely to be utilized in future product sales prior to expiration, and thus recorded the write-down as a component of cost of product sales.  We accrued a $1.8 million royalty obligation as of December 31, 2016 related to the contractual minimum royalty commitment, and this amount was capitalized in the ‘other assets’ caption on the consolidated balance sheet, as we had concluded at the time that the shortfall would likely be recoverable through future years’ sales.  Due to the revised forecast of future VARUBI sales described above, we concluded the royalty shortfall amount would no longer be recoverable through future years’ sales, and wrote off $2.0 million as a component of cost of product sales.

Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of ZEJULA and VARUBI units recognized as revenue during the years ended December 31, 2016 and 2017 were expensed prior to the respective initial regulatory approval dates, and therefore are not included in cost of sales during the respective years.  We expect cost of sales for both products to increase in relation to net product revenues as we deplete these inventories.

Cost of Sales - Intangible Asset Amortization. The amounts of $1.9 million and $6.2 million for the years ended December 31, 2016 and 2017, respectively, consist of amortization of intangible assets recorded as a result of post-approval milestones paid to licensors.  The increase was primarily due to $49.7 million of new milestone assets recorded in the year ended December 31, 2017 related to ZEJULA and VARUBY regulatory approvals.

Research and Development Expenses.  Research and development expenses were $235.1 million for the year ended December 31, 2016, compared to $308.7 million for the year ended December 31, 2017, an increase of $73.6 million.  Significant factors resulting in this increase include:

•

an increase of $44.8 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities;

•

an increase of $41.2 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 and TSR-022 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities;

•

a  decrease of $16.4 million in costs associated with the niraparib program, primarily related to manufacturing costs, due to our policy of expensing such costs prior to regulatory approval and capitalizing such costs thereafter; and

•	a decrease of $7.0 million in costs associated with rolapitant, primarily due to lower costs relating to rolapitant IV development activities.

In addition, stock-based compensation expense included in research and development expenses increased by $11.0 million, primarily related to increased awards of restricted stock units, or RSUs, employee stock options and higher grant-date fair values of those awards.

Inventory-related costs of $18.5 million incurred prior to FDA approval of ZEJULA were recorded as research and development expenses in our consolidated statements of operations and comprehensive loss in prior years.  We expect to use the remaining pre-commercialization inventory and materials for future product sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $158.6 million for the year ended December 31, 2016, compared to $336.8 million for the year ended December 31, 2017, an increase of $178.2 million.  This was primarily due to increases of: $64.0 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of ZEJULA and VARUBI/VARUBY, and hiring to support our international operations; $82.1 million in professional and consulting fees and other expenses to support corporate operational, international and commercialization activities; and $31.0 million in stock-based compensation expense.

Acquired In-Process Research and Development Expenses.  We recorded $18.9 million in acquired in-process research and development expenses for the year ended December 31, 2016, of which $9.0 million related to our immuno-oncology platform and $9.9 million related to the niraparib program.  We recorded $10.0 million in acquired in-process research and development expenses for the year ended December 31, 2017, comprised of three milestones related to our immuno-oncology platform.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes, and our term loan, and our interest income earned on cash and cash equivalents.  Interest expense increased by $3.3 million due to the accretion of the debt discount on the Convertible Notes, which is a component of interest expense, and the use of the effective interest method therefor, and due to interest on the first tranche of the term loan, which we drew in December 2017.   Interest income increased by $2.7 million during the year ended December 31, 2017, primarily due to higher balances of interest-bearing cash equivalents.

Provision for Income Taxes.  Provision for income taxes of $1.5 million for the year ended December 31, 2016 consisted of $0.2 million of current income tax expense, primarily for subsidiary operations in foreign tax jurisdictions, $1.4 million of China withholding taxes on the up-front license payment we received from Zai Lab, and $0.1 million of foreign deferred tax benefit.  Provision for income taxes of $1.3 million for the year ended December 31, 2017 consisted of $1.2 million of current income tax expense, primarily for subsidiary operations in foreign tax jurisdictions, and  $0.1 million of foreign deferred tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, resulting in significant changes to the U.S. corporate income tax system.  These changes include a reduction of the federal statutory rate from 35% to 21%, reduction of certain tax credits, limitations on deductibility of interest expense and executive compensation, and limitations on the use of net operating loss carryforwards.  The Tax Act also transitions U.S. international taxation from a worldwide system to a territorial system and includes provisions to prevent base erosion on foreign earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to current U.S. taxation.  These changes are generally effective beginning in 2018.

For additional details regarding the Tax Act, see Note 10, “Income Taxes”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	Years Ended December 31,		Change
(data in thousands)	2015	2016	Amount	Percentage
	(as revised)	(as revised)
Revenues:
Product revenue, net	$2,026	$5,174	$3,148	155%
License, collaboration and other revenues	2,012	52,844	50,832	2,526%
Total revenues	4,038	58,018	53,980	1,337%

Expenses:
Cost of sales – product	62	1,203	1,141	1,840%
Cost of sales – intangible asset amortization	268	1,855	1,587	592%
Research and development	155,390	235,144	79,754	51%
Selling, general and administrative	78,701	158,578	79,877	101%
Acquired in-process research and development	2,000	18,940	16,940	847%
Total expenses	236,421	415,720	179,299	76%

Loss from operations	(232,383)	(357,702)	(125,319)	54%
Other income (expense), net	(15,366)	(15,047)	319	(2)%
Loss before income taxes	(247,749)	(372,749)	(125,000)	50%

Provision for income taxes	—	1,475	1,475	n/m

Net loss	$(247,749)	$(374,224)	$(126,475)	51%

n/m = not meaningful

Product Revenue.    We recorded $2.0 million and $5.2 million in product revenue for the years ended December 31, 2015 and 2016 (both as revised), respectively.  These amounts relate to U.S. sales of VARUBI, and the increase was primarily related to the timing of launch, as we began shipping VARUBI in the U.S. in November 2015.  For net product revenues for the years ended December 31, 2015 and 2016, the average net sales prices per unit to us were approximately 62%  and 55% of WAC, respectively.

License, Collaboration and Other Revenues.  License revenue of $2.0 million for the year ended December 31, 2015 (as revised) relates to our license agreement with Hengrui.  License revenue of $52.8 million for the year ended December 31, 2016 (as revised) relates primarily to our license agreements with Janssen and Zai Lab, and includes up-front license payments and shipments of materials to our collaborators.

Cost of Sales - Product.  Cost of sales of $0.1 million and $1.2 million for the years ended December 31, 2015 and 2016 (both as revised), respectively, consists primarily of costs associated with the manufacturing of VARUBI and royalties owed to our licensor for VARUBI sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of VARUBI units recognized as revenue during both years were expensed prior to the September 2015 FDA approval, and therefore are not included in cost of sales during both years.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories.

Cost of Sales - Intangible Asset Amortization. The amounts of $0.3 million and $1.9 million for the years ended December 31, 2015 and 2016, respectively, consist of amortization of the intangible asset recorded in 2015 as a result of the $15.0 million milestone owed upon the first commercial sale of VARUBI.

Research and Development Expenses.  Research and development expenses were $155.4 million for the year ended December 31, 2015 compared to $235.1 million for the year ended December 31, 2016, an increase of $79.7 million.  Significant factors resulting in this increase include:

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

VARUBI-related inventory costs of $5.1 million incurred prior to FDA approval were recorded as research and development expenses in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.    We expect to use the remaining pre-commercialization inventory and materials for future sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $78.7 million for the year ended December 31, 2015, compared to $158.6 million for the year ended December 31, 2016, an increase of $79.9 million.  This was primarily due to increases of: $36.2 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of VARUBI and pre-commercial ZEJULA activities, and hiring to support our international operations; $30.6 million in professional and consulting fees and other expenses to support corporate operational, international and commercialization activities; and $14.0 million in stock-based compensation expense.

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

Provision for Income Taxes.  Provision for income taxes of $1.5 million for the year ended December 31, 2016 consisted of $0.2 million of current income tax expense, which relates primarily to subsidiary operations in foreign tax jurisdictions, $1.4 million of China withholding taxes on the up-front license payment we received from Zai Lab, and $0.1 million of foreign deferred tax benefit.  We recorded no provision for income taxes for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $643.1 million.  Our net losses were $247.7 million, $374.2 million, and $496.1 million for the years ended December 31, 2015 (as revised), 2016 (as revised) and 2017, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.

Sources of Liquidity

Since our inception in 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities, the issuance of convertible notes and a term loan financing.  From inception through December 31, 2017, we received $1.4 billion in proceeds, net of underwriting discounts and commissions and offering expenses, from public offerings and private placements of common stock and private placements of convertible preferred stock.  In September 2014, we issued $201.3 million aggregate principal amount of Convertible Notes, with net proceeds of $194.7 million, and we used $20.8 million of the proceeds from this transaction to enter into capped call option transactions associated with the Convertible Notes.

In November 2017, we entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC, as collateral agent and a lender, and BioPharma Credit Investments IV Sub LP, as a lender.  The Loan Agreement provides for a senior secured term loan facility of up to $500.0 million to be funded in two tranches: (i) a Tranche A Loan in an aggregate principal amount of $300.0 million, or the Tranche A Loan, funded in December 2017; and (ii) a Tranche B Loan in an aggregate principal amount of up to $200.0 million, or the Tranche B Loan, and together with the Tranche A Loan, the Term Loans, to be funded at our option no earlier than June 30, 2018 and no later than December 20, 2018, with no less than 90 days notice.  We received $293.6 million in net proceeds from the Tranche A Loan in December 2017.  Additional information regarding the Convertible Notes and the Term Loans is included in Note 7, “Debt”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We have also received up-front license fees totaling $151.0 million to date from licensees pursuant to our out-license agreements for niraparib and rolapitant.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Years Ended December 31,
	2015	2016	2017
	(as revised)	(as revised)
Net cash provided by (used in):
Operating activities	$(194,531)	$(287,671)	$(400,121)
Investing activities	(19,805)	(23,324)	(66,513)
Financing activities	187,621	866,884	323,307
Effect of exchange rate changes on cash and cash equivalents	—	(158)	545
Increase (decrease) in cash and cash equivalents	$(26,715)	$555,731	$(142,782)

Operating Activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  The significant increases in cash used in operating activities for the years ended December 31, 2016 and 2017 were primarily due to increased external research and development expenses as we continued to progress the niraparib development program and the immuno-oncology platform, and increased internal and external expenses related to pre-commercial and other commercial activities related to the approvals and launches of ZEJULA and VARUBI.  Higher costs associated with increased employee headcount related to expanded development and commercial activities also contributed to the increase in cash used in operating activities.  These factors were partially offset by lower external development costs associated with our rolapitant program, and for the year ended December 31, 2017, lower external development costs related to niraparib.  Purchases of ZEJULA and VARUBI inventories also contributed to the increases in cash used in operating activities for the years ended December 31, 2016 and 2017.   Non-cash charges for the year ended December 31, 2017 also include a $16.7 million write-down of VARUBI inventories.  There were no inventory write-downs for the years ended December 31, 2015 or 2016.

Amounts recorded in the consolidated statements of operations and comprehensive loss as “Acquired in-process research and development” are included in the consolidated statements of cash flows as adjustments to reconcile net loss to net cash used in operating activities because these amounts are charged to expense as incurred in the respective periods, but the cash payments relating to these expenses are classified as investing activities in the consolidated statements of cash flows, as described below.

Investing Activities.  Cash used in investing activities primarily consisted of the following amounts relating to the acquisition of product candidate licenses and milestone payments, which were recorded as acquired in-process research and development expense as incurred, except as noted:

•

for the year ended December 31, 2015, a $15.0 million commercial milestone payment related to VARUBI (recorded as an intangible asset), and $2.0 million in milestone payments for the immuno-oncology platform;

•	for the year ended December 31, 2016, $9.0 million in milestone payments for the immuno-oncology platform and $9.9 million for the niraparib program; and

•

for the year ended December 31, 2017, $49.7 million in commercial milestones related to ZEJULA and VARUBI (recorded as intangible assets), and $10.0 million in milestone payments for the immuno-oncology platform.

Cash used in investing activities for the years ended December 31, 2015, 2016 and 2017 also included the use of $2.3 million, $2.9 million, and $6.0 million, respectively, for purchases of property and equipment.

Financing Activities.  Cash provided by financing activities primarily consisted of the following amounts raised in issuances of equity and debt instruments:

•	for the year ended December 31, 2015, net cash proceeds of $179.8 million from a follow-on offering of common stock;

•

for the year ended December 31, 2016, net cash proceeds of $838.1 million from offerings of our common stock, consisting of: $155.0 million from a private placement of common stock; $50.0 million from a  private sale of common stock to Johnson & Johnson Innovation – JJDC, Inc.; and $408.9 million and $224.2 million, respectively, from follow-on public offerings of common stock in July 2016 and November 2016; and

•	for the year ended December 31, 2017, net cash proceeds of $293.6 million from our draw of $300.0 million in aggregate principal under our Loan Agreement.

Cash provided by financing activities during the years ended December 31, 2015, 2016 and 2017 also included $7.9 million, $28.8 million and $29.7 million, respectively, in proceeds from exercises of stock options under our 2010 Stock Incentive Plan and 2012 Omnibus Incentive Plan, and issuances of common stock under our 2012 Employee Stock Purchase Plan.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the commercialization of ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs including niraparib, TSR-042, TSR-022 and TSR-033; (iii) activities under our research collaborations; (iv) costs related to expanding our international operations; and (v) other research and development activities and potential future collaborative or in-licensed development programs.  If we obtain regulatory approval for any of our product candidates in addition to our current product approvals, or in anticipation of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  We also expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a multinational public company, and we will continue to incur substantial interest expense related to our outstanding debt.  The actual amount of many of these expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our clinical trial activity and commercialization efforts for our products and product candidates.

We may require additional capital for the continuing commercialization of our products, further development and potential commercialization of our product candidates, and cash interest obligations related to our outstanding debt.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  For example, upon the U.S. and EU approvals of ZEJULA in 2017, we made milestone payments totaling $39.5 million to Merck.  We may also need additional funds to pursue our strategy of in-licensing or acquiring additional product candidates, and to meet our obligations to repay the principal of our Term Loans when due and to repay the Convertible Notes at maturity or, at our election, upon conversion.  We are subject to the risks inherent to the development of new biopharmaceutical products, and to global expansion, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We will need to generate significant revenues to achieve profitability, and we may never do so.  Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings and facilities, including potentially an additional draw under the Loan Agreement, and we may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available to us on reasonable terms, if at all.  If we are unable to raise additional needed capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates and/or other areas of our business.  Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

We believe our currently available funds and the cash we expect to generate from product sales will be sufficient to fund our existing cash flow requirements and our operations at their currently planned levels through at least the 12 months following the filing of this Annual Report on Form 10-K.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•	our ability to generate sufficient revenues from sales of ZEJULA and, if approved, our other product candidates;

•	the cost of continuing to expand our development and commercial capabilities for our products and our product candidates, both in the U.S. and in certain foreign markets, including Europe;

•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities and the potential that the FDA or comparable foreign regulatory authorities may require that we perform more studies than those that we currently expect;

•	the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•	the cost and timing of clinical development activities for niraparib;

•	the cost and timing of preclinical and clinical development and manufacturing activities associated with our immuno-oncology antibody product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights that we own or control;

•	the cost of acquiring or in-licensing global rights for additional product candidates;

•	the amount and timing of potential conversion requests, if any, and interest expense associated with our Convertible Notes; and

•	our need to repay amounts due under the Loan Agreement.

If we lack sufficient capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
					More than 5
	Total	Less than 1 year	1 to 3 years	3 to 5 years	years
Convertible Notes (a)	$223,891	$6,038	$12,075	$205,778	$—
Term loan (a)	458,399	30,949	100,826	115,141	211,483
Purchase commitments and other commitments	83,468	80,247	3,221	—	—
Operating lease obligations	38,842	9,890	19,329	7,332	2,291
Totals	$804,600	$127,124	$135,451	$328,251	$213,774

(a)

See Note 7, “Debt”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for additional information.  Amounts include both principal and interest.

Purchase and Other Commitments

Purchase commitments in the table above relate to agreements with certain vendors for the provision of services, including services related to commercial manufacturing, data management, clinical operation support and diagnostic development for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors.  Certain agreements provide for termination rights subject to termination fees.  Under such agreements, we are contractually obligated to make certain minimum payments to the vendors, mainly to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.  The exact amounts of such obligations are dependent on the timing of termination and the exact terms of the relevant agreement and cannot be estimated with reasonable accuracy.  In the table above, we have included our estimated commitments under such agreements as of December 31, 2017, assuming we do not terminate these agreements.  These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we have a contractual commitment to pay.  The actual amounts we pay in the future to the vendors under such agreements may be less than the amounts shown in the table above.

Purchase commitments also include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors.  Purchase commitments exclude agreements that are cancelable without penalty, including open purchase orders that represent authorizations to purchase rather than legally binding agreements.  Other commitments relate principally to milestone payments under certain licensing and collaboration agreements that we are obligated to pay even if we terminate such license agreements.  Our license agreement with OPKO requires us to pay OPKO tiered royalties on annual net of rolapitant sales achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which we expect will result in an effective royalty rate in the low teens.  Under certain circumstances, we are also required to pay OPKO an annual minimum royalty of $2.5 million in each of the first five full calendar years of commercial sales of VARUBI/VARUBY.

As of December 31, 2017, we had several ongoing clinical studies in various clinical trial stages.  Our most significant clinical trial expenditures are made to clinical research organizations, or CROs.  Due to cancellation rights included in our contractual agreements with our CROs, we have not included any amounts related to our CRO contracts in the contractual obligations table above (other than those described in the preceding paragraphs).

Our collaboration agreement with Myriad Genetics, Inc. allows us to terminate the agreement with proper written notice.  However, we are required to pay any remaining unpaid milestones up to $1.0 million, which are included in the table above in the “Less than 1 year” column.

Operating and Facility Lease Obligations

Operating lease obligations in the table above relate to operating leases for office facilities.  We lease approximately 260,000 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement that commenced April 1, 2013 and continues through June 30, 2020 and an indenture of lease that commenced December 18, 2017 and continues through December 18, 2022.  We also lease office space in several locations throughout Europe.

Product Licenses

In addition to the amounts set forth in the table above, we have certain obligations under licensing agreements with third parties that are contingent upon achieving various development, regulatory and commercial milestones.  Pursuant to our license agreement with OPKO for the development and commercialization of rolapitant, we have made all development milestone payments, totaling $30.0 million, based on achieving specified regulatory milestones in the U.S. and Europe.  We are required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.  Pursuant to our license agreement with Merck for the development and commercialization of niraparib, we are required to make milestone payments to Merck of up to an aggregate of $57.0 million in development and regulatory milestones for the first indication, up to an aggregate of $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  We have made $52.2 million in milestone payments to Merck to date.  Pursuant to our collaboration and exclusive license agreement with AnaptysBio, as amended, our commitments to reimburse AnaptysBio for specified costs incurred in its initial discovery and development activities are now complete.  For each of our four development programs, we are required to make milestone payments to AnaptysBio of up to an aggregate of $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  We have made $21.0 million in development milestone payments to date.  We also will be required to make commercial milestone payments if specified levels of annual net sales of a product are attained.  Finally, pursuant to the terms of each of these license agreements, upon commencement of commercial sales of a product, if any, we are required to pay royalties to our licensors on net sales of the respective products.

Technology Licenses

In October 2012, we entered into two license agreements with AstraZeneca UK Limited, under which we made aggregate up-front payments of $0.4 million.  These agreements provide us with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, we may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.  We have not included any amounts related to these agreements in the table above.  We have made related milestone payments totaling $1.5 million through December 31, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, net product revenue, stock-based compensation expense and intangible assets.  We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  In making estimates and judgments, management employs critical accounting policies.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Effective January 1, 2017, we adopted Topic 606 using the full retrospective transition method.  Under this method, we revised our consolidated financial statements for the years ended December 31, 2015 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

We sell our products principally to a limited number of specialty distributors and specialty pharmacy providers in the U.S. and the EU, or collectively, our Customers.  These Customers subsequently resell our products to health care providers and patients.  In addition to distribution agreements with Customers, we enter into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to our product sales.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer).  Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:  We generally provide Customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive sales order management, data and distribution services from certain Customers.  To the extent the services received are distinct from our sale of products to the Customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Product Returns:  Consistent with industry practice, we generally offer Customers a limited right of return based on the product’s expiration date for product that has been purchased from us, which lapses upon shipment to a patient.  We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized.  We currently estimate product return liabilities using available industry data and our own historical sales information, including our visibility into the inventory remaining in the distribution channel.

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

Government Rebates:  We are subject to discount obligations under state Medicaid programs and Medicare.  We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.  Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

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

Other Incentives:   Other incentives that we offer include voluntary patient assistance programs such as co-pay assistance.  Co-pay assistance programs are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors.  The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in in the distribution channel inventories at period end.

To date, our sources of product revenue have been U.S. sales of ZEJULA and VARUBI, and limited sales of ZEJULA and VARUBY in Europe.  The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2015 (as revised), 2016 (as revised) and 2017 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2014	$—	$—	$—	$—
Provision related to current period sales	813	422	8	1,243
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	—	—	—	—
Balance at December 31, 2015	813	422	8	1,243
Provision related to current period sales	2,231	1,941	10	4,182
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(2,867)	(1,051)	—	(3,918)
Balance at December 31, 2016	177	1,312	18	1,507
Provision related to current period sales	21,732	12,090	16,338	50,160
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(19,821)	(7,014)	(6)	(26,841)
Balance at December 31, 2017	$2,088	$6,450	$16,350	$24,888

The provision for returns related to sales for the year ended December 31, 2017 was primarily related to VARUBI IV, as further described above, in “Results of Operations — Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 — Product Revenue”.

License, Collaboration and Other Revenues

We enter into out-licensing agreements that are within the scope of Topic 606, under which we license certain of our product candidates’ rights to third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services that we provide through our contract manufacturers; and royalties on net sales of licensed products.  Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

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

Licenses of Intellectual Property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Stock-Based Compensation

We recognize compensation costs related to stock options, RSUs, and restricted stock awards granted to employees based on the estimated fair value of the awards on the date of grant.  Following the consummation of our initial public offering, stock option, RSUs and restricted stock award fair values are determined utilizing the quoted market price of our common stock.  For awards with performance conditions, the related compensation cost is recognized as an expense, starting when the milestone becomes probable of being met, over the remaining performance period.  Described below is the methodology we utilize in measuring stock-based compensation expense.

We apply the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 718, Compensation - Stock Compensation.  Determining the amount of stock-based compensation to be recorded requires us to estimate the fair value of a stock-based award as of its grant date.  Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award.  Estimating the fair value of stock-based awards requires us to make subjective assumptions.  We use the Black-Scholes option pricing model to value our stock option awards.  This valuation methodology requires us to make assumptions regarding the expected volatility of our common stock, the expected term of the stock option, the risk-free interest rate for a period that approximates the expected term of the stock option, and our expected dividend yield.  Prior to June 2012, we were a privately-held company with a limited operating history and accordingly we utilized data from representative peer companies to estimate expected stock price volatility from our inception to our initial public offering.  We selected peer companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development, market capitalization and therapeutic focus.  Since our initial public offering in June 2012, we have continued to use volatility data from a representative peer group, blended with our own actual volatility, to estimate expected stock price volatility, due to the limited public trading history of our common stock.  To determine the expected term assumption, we use the simplified method as prescribed by U.S. Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.  We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends.  The risk-free interest rate used for each stock option is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected term.

The following table presents the assumptions used in estimating the grant-date fair values of stock options granted during the years ended December 31, 2015, 2016 and 2017:

	Years Ended December 31,
	2015			2016			2017
Dividend yield		—			—			—
Volatility	63%	-	65%	57%	-	59%	60%	-	64%
Risk-free interest rate	1.35%	-	1.95%	1.07%	-	2.10%	1.79%	-	2.30%
Expected term (years)	5.50	-	6.08	5.50	-	6.08	5.50	-	6.08

Stock-based compensation expense totaled $25.9 million, $48.5 million, and $90.4 million, respectively, for the years ended December 31, 2015, 2016 and 2017.  We expect stock-based compensation expense to increase in future periods primarily due to recent and expected increases in headcount and related equity award grants.

Inventory

We value our inventories at the lower of cost or net realizable value, on a first-in, first-out, or FIFO, basis.  Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense, when selected for such use.

After we begin capitalizing inventories, we perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

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

Intangible Assets

We maintain definite-lived intangible assets related to certain capitalized milestones.  These assets are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life.  If our estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used.  Amortization expense is recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss.

We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist.  Events that could result in an impairment, or trigger an interim impairment assessment, may include actions by regulatory authorities with respect to us or our competitors, the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate or new information regarding potential sales for the drug.  If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet.  If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.  Due to the update to the VARUBI IV package insert described above, we lowered our internal forecasts of future sales, and performed an analysis of the recoverability for the capitalized milestone payments (intangible assets) associated with the VARUBI/VARUBY product.  As of December 31, 2017, our expected non-discounted future cash flows indicated that the carrying amounts were recoverable.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates.  As of December 31, 2016 and 2017, we had cash and cash equivalents of $785.9 million and $643.1 million, respectively, consisting primarily of money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term securities, and by changes in the London Interbank Offered Rate, or LIBOR, because of the floating rates of interest under the Loan Agreement.  Our investment securities are also subject to interest rate risk and may fall in value if market interest rates increase.

As of December 31, 2017, we had outstanding borrowings under the Loan Agreement totaling $300.0 million.  These borrowings bear interest at a rate equal to the LIBOR rate, plus an applicable margin of 8% per annum (with the LIBOR rate subject to a floor of 1% and a cap equal to the LIBOR rate as of the Tranche A closing date under the Loan Agreement plus 1.5%).  As such, a hypothetical 1% increase in the LIBOR rate would result in a corresponding change in interest expense over a one-year period of approximately $3.0 million.  See Note 7, “Debt”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Loan Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TESARO, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TESARO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TESARO, Inc. (the Company) as of December 31, 2016 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2017 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-14.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010. Boston, Massachusetts February 28, 2018

TESARO, Inc.

Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

	December 31,
	2016	2017
	(as revised)
Assets
Current assets:
Cash and cash equivalents	$785,877	$643,095
Accounts receivable	6,195	53,416
Inventories	14,700	57,939
Other current assets	10,515	33,511
Total current assets	817,287	787,961

Intangible assets, net	12,877	56,384
Property and equipment, net	6,640	9,652
Restricted cash	1,694	2,552
Other assets	3,795	5,636
Total assets	$842,293	$862,185

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,236	$4,172
Accrued expenses	68,700	154,808
Deferred revenue, current	95	324
Other current liabilities	2,978	6,902
Total current liabilities	77,009	166,206

Convertible notes, net	131,775	143,446
Long-term debt, net	—	293,659
Deferred revenue, non-current	305	211
Other non-current liabilities	5,086	9,577
Total liabilities	214,175	613,099

Commitments and contingencies (Notes 12 and 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2016 and December 31, 2017; no shares issued or outstanding at both December 31, 2016 and December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2016 and December 31, 2017; 53,621,679 and 54,464,039 shares issued and outstanding at December 31, 2016 and December 31, 2017, respectively	5	5
Additional paid-in capital	1,604,798	1,724,850
Accumulated other comprehensive loss	(2,924)	(5,882)
Accumulated deficit	(973,761)	(1,469,887)
Total stockholders’ equity	628,118	249,086
Total liabilities and stockholders’ equity	$842,293	$862,185

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

	Years Ended December 31,
	2015	2016	2017
	(as revised)	(as revised)
Revenues:
Product revenue, net	$2,026	$5,174	$120,700
License, collaboration and other revenues	2,012	52,844	102,626
Total revenues	4,038	58,018	223,326

Expenses:
Cost of sales – product	62	1,203	41,137
Cost of sales – intangible asset amortization	268	1,855	6,158
Research and development	155,390	235,144	308,742
Selling, general and administrative	78,701	158,578	336,808
Acquired in-process research and development	2,000	18,940	10,000
Total expenses	236,421	415,720	702,845
Loss from operations	(232,383)	(357,702)	(479,519)

Interest expense	(15,414)	(16,487)	(19,758)
Interest income	48	1,440	4,147
Other income	—	—	328
Loss before income taxes	(247,749)	(372,749)	(494,802)

Provision for income taxes	—	1,475	1,324

Net loss	$(247,749)	$(374,224)	$(496,126)

Net loss per share applicable to common stockholders - basic and diluted	$(6.29)	$(7.85)	$(9.17)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	39,387	47,652	54,080

Comprehensive loss:
Net loss	$(247,749)	$(374,224)	$(496,126)
Other comprehensive loss:
Unrealized loss on pension obligation	—	(2,782)	(3,359)
Foreign currency translation adjustments	—	(142)	401
Other comprehensive loss	—	(2,924)	(2,958)
Comprehensive loss	$(247,749)	$(377,148)	$(499,084)

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Consolidated Statements of Stockholders’ Equity

(all amounts in 000’s, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	36,110,082	$4	$474,562	$—	$(350,510)	$124,056

Issuance of common stock, net of issuance costs of $11,752	3,755,000	—	179,753	—	—	179,753
Issuance of common stock resulting from exercise of stock options	382,580	—	7,930	—	—	7,930
Issuance of common stock resulting from Employee Stock Purchase Plan	20,601	—	830	—	—	830
Issuance of common stock resulting from the vesting of restricted stock units, net of shares withheld for taxes	8,091	—	(201)	—	—	(201)
Issuance of common stock as payment of Board of Directors fees in lieu of cash	3,429	—	266	—	—	266
Stock-based compensation expense	—	—	25,648	—	—	25,648
Net loss (as revised)	—	—	—	—	(247,749)	(247,749)
Balance at December 31, 2015 (as revised)	40,279,783	$4	$688,788	$—	$(598,259)	$90,533

Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	1,278	—	(1,278)	—
Issuance of common stock, net of issuance costs of $36,305	12,632,356	1	838,090	—	—	838,091
Issuance of common stock resulting from exercise of stock options	643,035	—	25,958	—	—	25,958
Issuance of common stock resulting from Employee Stock Purchase Plan	42,478	—	2,229	—	—	2,229
Issuance of common stock resulting from the vesting of restricted stock units, net of shares withheld for taxes	18,000	—	—	—	—	—
Issuance of common stock as payment of Board of Directors fees in lieu of cash	6,027	—	345	—	—	345
Stock-based compensation expense	—	—	48,110	—	—	48,110
Other comprehensive loss	—	—	—	(2,924)	—	(2,924)
Net loss (as revised)	—	—	—	—	(374,224)	(374,224)
Balance at December 31, 2016 (as revised)	53,621,679	$5	$1,604,798	$(2,924)	$(973,761)	$628,118

Issuance of common stock resulting from exercise of stock options	597,209	—	25,883	—	—	25,883
Issuance of common stock resulting from Employee Stock Purchase Plan	42,386	—	3,743	—	—	3,743
Issuance of common stock resulting from the vesting of restricted stock units, net of shares withheld for taxes	199,654	—	—	—	—	—
Issuance of common stock as payment of Board of Directors fees in lieu of cash	3,111	—	464	—	—	464
Stock-based compensation expense	—	—	89,962	—	—	89,962
Other comprehensive loss	—	—	—	(2,958)	—	(2,958)
Net loss	—	—	—	—	(496,126)	(496,126)
Balance at December 31, 2017	54,464,039	$5	$1,724,850	$(5,882)	$(1,469,887)	$249,086

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Consolidated Statements of Cash Flows

(all amounts in 000’s)

	Years Ended December 31,
	2015	2016	2017
	(as revised)	(as revised)
Operating activities
Net loss	$(247,749)	$(374,224)	$(496,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,000	18,940	10,000
Depreciation and amortization expense	1,037	3,113	9,530
Stock-based compensation expense	25,914	48,455	90,426
Non-cash interest expense	9,360	10,450	11,734
Write-down of inventory to net realizable value	—	—	16,730
Changes in operating assets and liabilities:
Accounts receivable	(2,562)	(3,634)	(47,134)
Inventories	(1,106)	(13,594)	(59,968)
Other assets	(3,639)	(7,770)	(20,214)
Accounts payable	1,924	(2,835)	(1,036)
Accrued expenses	20,077	31,896	80,837
Deferred revenues	92	309	134
Other liabilities	121	1,223	4,966
Net cash used in operating activities	(194,531)	(287,671)	(400,121)

Investing activities
Acquisition of product candidates, technology licenses and milestone payments	(17,000)	(18,940)	(59,665)
Purchase of property and equipment	(2,305)	(2,895)	(5,978)
Change in restricted cash	(500)	(1,489)	(870)
Net cash used in investing activities	(19,805)	(23,324)	(66,513)

Financing activities
Proceeds from sale of common stock, net of issuance costs	179,753	838,099	(8)
Proceeds from term loan, net of issuance costs	—	—	293,596
Proceeds from exercise of stock options and Employee Stock Purchase Plan	7,868	28,785	29,719
Net cash provided by financing activities	187,621	866,884	323,307

Effect of exchange rate changes on cash and cash equivalents	—	(158)	545
Increase (decrease) in cash and cash equivalents	(26,715)	555,731	(142,782)
Cash and cash equivalents at beginning of period	256,861	230,146	785,877
Cash and cash equivalents at end of period	$230,146	$785,877	$643,095

Non-cash investing and financing activities
Stock option exercise proceeds receivable as of period end	$691	$93	$—
Leasehold improvement assets funded by lessor	$—	$2,230	$585
Purchase of property and equipment - cash not paid as of period end	$238	$230	$40

Supplemental disclosure of cash flow information
Cash paid for interest	$6,071	$6,038	$6,038
Income taxes paid	$1	$1,430	$573

See accompanying notes to consolidated financial statements.

TESARO, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

The Company

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware and commenced operations in 2010.  Headquartered in Waltham, Massachusetts, TESARO is a commercial-stage biopharmaceutical company devoted to providing transformative therapies to people bravely facing cancer.  The Company’s primary focus is to develop treatments for solid tumors using various approaches, including small molecules and immuno-oncology antibodies, as monotherapies or in combinations.  The Company has in-licensed and is developing several oncology-related product candidates, and has entered into several research collaborations with third parties for the discovery of new candidates.  The Company operates in one segment.  The Company is subject to a number of risks, including dependence on key individuals, regulatory and manufacturing risks, the need to develop additional commercially viable products, risks associated with competitors, many of which are larger and better capitalized, risks related to intellectual property, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

The Company’s two currently marketed products, ZEJULA® and VARUBI®/VARUBY®, are approved in both the U.S. and the European Union, or EU.  ZEJULA is approved as a maintenance treatment of adults with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  VARUBI/VARUBY is approved for use in combination with other antiemetic agents in adults for the prevention of delayed nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  As further described in Note 17, “Subsequent Events”, the Company has determined that it will cease marketing and distribution of the intravenous, or IV, formulation of VARUBI and intends to pursue strategic alternatives for the VARUBI brand.

Liquidity

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings, and to a lesser extent through product sales and license and collaboration arrangements.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company believes that its currently available funds in addition to cash generated from sales of its products will be sufficient to fund the Company’s operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.  If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive loss and the related disclosures.  Significant estimates in these consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, revenue, valuation of convertible notes, inventory, intangible assets and related amortization.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

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

The Company also is subject to credit risk from its accounts receivable related to its product sales, collaborators and licenses.  As part of its credit management policy, the Company performs ongoing credit evaluations of its customers, and the Company has not required collateral from any customer.    The Company has not recorded any allowances for doubtful accounts at either December 31, 2016 or 2017.

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

For each foreign subsidiary with a functional currency other than the U.S. dollar, assets and liabilities are translated at current exchange rates at the balance sheet date.  Revenue and expense items are translated at average foreign exchange rates for the period.  Adjustments resulting from the translation of the financial statements of these subsidiaries into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity.  For foreign subsidiaries with the U.S. dollar as the functional currency, monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate on the balance sheet date.  Nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates.  Revenue and expense items are translated at average exchange rates prevailing during each period.

Consolidated realized and unrealized foreign currency transaction gains and losses are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.  Consolidated realized and unrealized foreign currency transaction losses were negligible for the year ended December 31, 2015, and were $0.2 million and $0.5 million for the years ended December 31, 2016 and 2017, respectively.

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  Under this method, the Company has revised its consolidated financial statements for the years ended December 31, 2015 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for net product revenue and license, collaboration and other revenues, see Note 13, “Revenue Recognition”.

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

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2016 and 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2016
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$766,186	$766,186	$—	$—
Total assets		$766,186	$766,186	$—	$—

		December 31, 2017
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$593,955	$593,955	$—	$—
Total assets		$593,955	$593,955	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015.  As of December 31, 2017, the carrying value of the Convertible Notes was $143.4 million, net of unamortized discount and debt issuance costs and the fair value of the principal amount was $499.1 million.  As of December 31, 2017, the carrying value of the Company’s borrowing under its term loan agreement approximated its fair value, considering the short period of time since the December 6, 2017 borrowing date.    The Convertible Notes and the term loan agreement are discussed in more detail in Note 7, “Debt.”

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

Costs for certain development activities, such as clinical trials and manufacturing development activities, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred or level of effort expended.  Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid or accrued research and development expenses.  Certain clinical development costs incurred by the Company with respect to its niraparib program are reimbursed as part of a collaborative research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck & Co., Inc., or Merck.  Cost-sharing amounts received by the Company are recorded as a reduction to research and development expenses.

Acquired In-Process Research and Development Expense

The Company has acquired the rights to develop and commercialize new product candidates.  Up-front payments that relate to the acquisition of a new drug compound, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use.  Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.  Royalties owed on sales of the products licensed pursuant to the agreements are expensed in the period the related revenues are recognized.

Advertising Expenses

The costs of advertising are expensed as incurred and included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2015, 2016 and 2017, advertising expenses totaled $3.6 million, $9.2 million, and $21.1 million, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss consists of net loss and other comprehensive loss.  Other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on pension obligations.  The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

	Foreign currency translation adjustments	Unrealized loss on pension liability	Total
Balance at December 31, 2015	$—	$—	$—
Other comprehensive (loss) income	(142)	(2,782)	(2,924)
Balance at December 31, 2016	(142)	(2,782)	(2,924)
Other comprehensive (loss) income	401	(3,359)	(2,958)
Balance at December 31, 2017	$259	$(6,141)	$(5,882)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, resulting in significant changes to the U.S. corporate income tax system.  For additional details regarding this act, see Note 10, “Income Taxes”.

Stock-Based Compensation Expense

Stock-based compensation is recognized as expense for each stock-based award based on its estimated fair value.  The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model.  The Company determines the fair value of each restricted stock unit, or RSU, at its grant date based on the closing market price of the Company’s common stock on that date.  The value of the award is recognized as expense on a straight-line basis over the requisite service period and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur.  For stock awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis.   Prior to the regulatory approval of its product candidates, the Company incurs expenses for the manufacture of drug product that could potentially be available to support the commercial launch of its products.  Until the first reporting period when regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expense.  Inventory used in clinical trials is also expensed as research and development expense, when selected for such use.  The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss.  The determination of whether inventory costs will be realizable requires the use of estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Intangible Assets

The Company maintains definite-lived intangible assets related to milestone payments made to third parties subsequent to regulatory approval for acquired and in-licensed product candidates.  These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life.  If the Company’s estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used.  Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated.  The straight-line method is used when future revenues cannot be reasonably estimated, with a cumulative catch-up of amortization expense for milestone payments that do not result in additional intellectual property rights and/or incremental cash flows.  Amortization expense is recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss.

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

Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s potentially dilutive shares, which include outstanding stock options, Employee Stock Purchase Plan awards, unvested RSUs, and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Years Ended December 31,
	2015	2016	2017
Outstanding stock options	5,878	6,979	6,908
Unvested restricted stock units	60	760	1,159
Shares issuable upon conversion of Convertible Notes	492	3,765	2,695
	6,430	11,504	10,762

In September 2014, the Company issued Convertible Notes, which provide in certain situations for the conversion of the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at a predefined conversion rate.  See Note 7, “Debt”, for additional information.  In conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties. The Capped Calls are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the Convertible Notes.

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The Convertible Notes were convertible as of December 31, 2015, 2016 and 2017.  The share figures in the table above represent the estimated incremental shares that would be issued, after the consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of the respective balance sheet date.

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

Impact of Adoption

The Company, as a result of adopting Topic 606 on January 1, 2017, has revised its comparative financial statements for the prior years as if Topic 606 had been effective for those periods.  As a result, the following financial statement line items for the years ended December 31, 2015 and 2016 were affected.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2015 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Product revenue, net	$2,026	$-	$2,026
License, collaboration and other revenues	2,012	317	1,695
Cost of sales – product	62	-	62
Loss from operations	(232,383)	(236,042)	3,659
Net loss	(247,749)	(251,408)	3,659
Net loss per share applicable to common stockholders - basic and diluted	$(6.29)	$(6.38)	$0.09

	Year Ended December 31, 2016 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Product revenue, net	$5,174	$6,877	$(1,703)
License, collaboration and other revenues	52,844	37,946	14,898
Cost of sales – product	1,203	1,256	(53)
Loss from operations	(357,702)	(370,950)	13,248
Net loss	(374,224)	(387,472)	13,248
Net loss per share applicable to common stockholders - basic and diluted	$(7.85)	$(8.13)	$0.28

Consolidated Balance Sheets

	December 31, 2016 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Accounts receivable	$6,195	$5,343	$852
Other current assets	10,515	8,919	1,596
Accrued expenses	68,700	68,271	429
Deferred revenue, current	95	288	(193)
Deferred revenue, non-current	305	—	305
Customer deposit	—	15,000	(15,000)
Accumulated deficit	$(973,761)	$(990,668)	$16,907

Consolidated Statements of Cash Flows

	Year Ended December 31, 2015 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Net loss	$(247,749)	$(251,408)	$3,659
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(2,562)	(679)	(1,883)
Other assets	(3,639)	(2,128)	(1,511)
Accrued expenses	20,077	19,646	431
Deferred revenues	92	788	(696)
Cash and cash equivalents at beginning of period	256,861	256,861	—
Cash and cash equivalents at end of period	$230,146	$230,146	$—

	Year Ended December 31, 2016 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Net loss	$(374,224)	$(387,472)	$13,248
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(3,634)	(4,664)	1,030
Other assets	(7,770)	(7,685)	(85)
Accrued expenses	31,896	31,897	(1)
Deferred revenues	309	14,501	(14,192)
Cash and cash equivalents at beginning of period	230,146	230,146	—
Cash and cash equivalents at end of period	$785,877	$785,877	$—

The most significant change above relates to the Company’s license, collaboration and other revenues and the impact of the potential payment to Zai Lab (Shanghai) Co., Ltd., or Zai Lab, upon exercise of the option to co-market niraparib in China, Hong Kong and Macao, or the China Territories.  Under Topic 605, even though the Company believed the probability was remote that this option would be exercised, the Company had concluded that the contract price was not fixed or determinable under the revenue recognition criteria and accordingly no revenue had been previously recognized.  Therefore, the upfront, non-refundable license fee of $15.0 million received by the Company in the fourth quarter of 2016 was deferred and recorded as a customer deposit as of December 31, 2016.  Upon its adoption of Topic 606, the Company determined the probability was remote that it would exercise the option and accordingly, the potential future payments to Zai Lab had no impact on the transaction price.  Further, the Company evaluated this option to co-market niraparib under Topic 606 and concluded that this option was not a repurchase right and accordingly recognized revenue in 2016 for the transaction price received as and when the performance obligations under this agreement were satisfied by the Company.  In February 2018, the Company and Zai Lab entered into an amendment to the Collaboration, Development and License agreement between the parties, eliminating the Company’s co-marketing right.  This amendment had no impact on the Company’s accounting conclusions under Topic 606.    For further discussion of the adoption of this standard, see Note 13, “Revenue Recognition” and Note 14, “License and Collaboration Agreements”.

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

New Accounting Pronouncements - Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The new standard must be applied using a modified retrospective transition approach that requires application of the new guidance for all periods presented.  The Company is currently in the process of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, which removes the prohibition in ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  As a result, the income tax consequences from the intra-entity transfer of an asset, other than inventory, and associated changes to deferred taxes will be recognized when the transfer occurs.  This standard is effective for the Company on January 1, 2018.  The Company plans to adopt this new standard using the modified retrospective method, through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The Company believes that the adoption of this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification.  The new guidance requires modification accounting if the fair value, vesting condition or classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  This ASU is effective on a prospective basis beginning on January 1, 2018, with early adoption permitted.  The Company does not expect this new guidance to have a material impact on its consolidated financial statements and related disclosures.

3. Inventories

The following table presents inventories (in thousands):

	December 31,
	2016	2017
Raw materials	$13,263	$17,876
Work in process	584	38,629
Finished goods	853	1,434
Total inventories	$14,700	$57,939

Inventories are related to the Company’s approved products, ZEJULA and VARUBI.  During the year ended December 31, 2017, the Company recorded a $16.7 million in lower of cost or market write-downs for excess and obsolete VARUBI inventories.  In addition, a $1.6 million loss on firm purchase commitments was also recorded within the period. These charges resulted from the Company’s revision of its forecast of future sales of VARUBI, which in turn was related to the Company’s update to the VARUBI IV package insert in January 2018.  The aggregate of $18.3 million in lower of cost or market write-downs and losses on firm purchase commitments affected the Company’s net loss per share applicable to common stockholders (basic and diluted) by $(0.34) for the year ended December 31, 2017.  If future sales of ZEJULA or VARUBI are lower than expected, the Company may be required to record further write-downs of the value of such inventories.  Inventory write-downs and losses on purchase commitments are recorded as components of cost of sales in the consolidated statements of operations and comprehensive loss.

4. Intangible Assets

The following table presents intangible assets (in thousands):

	December 31,
	2016	2017	Estimated useful life
Acquired and in-licensed rights	$15,000	$64,665	8-13	Years
Less accumulated amortization	(2,123)	(8,281)
Total intangible assets, net	$12,877	$56,384

The increase in acquired and in-licensed rights as of December  31, 2017 was due to a milestone of $25.0 million paid to Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, which was incurred upon the FDA approval of ZEJULA on March 27, 2017, a milestone of $10.0 million paid to OPKO Health, Inc., which was incurred upon the first commercial sale of VARUBY in Europe in May 2017, and a milestone of $14.7 million paid to Merck, which was incurred upon the approval of ZEJULA in Europe.

The Company recorded $0.3 million, $1.9 million and $6.2 million, respectively, in amortization expense related to intangible assets during the years ended December 31, 2015, 2016 and 2017.  Estimated future amortization expense for intangible assets as of December 31, 2017 is as follows (in thousands):

Total
2018	$6,456
2019	6,456
2020	6,460
2021	6,456
2022	6,456
Thereafter	24,100
$56,384

5. Property and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	December 31,
	2016	2017
Furniture and fixtures	$2,481	$4,212
Computer equipment and software	3,459	4,762
Leasehold improvements	3,190	6,314
Manufacturing equipment	124	350
Total property and equipment, at cost	9,254	15,638
Less accumulated depreciation and amortization	(2,614)	(5,986)
Total property and equipment, net	$6,640	$9,652

Total depreciation expense amounted to $0.8 million, $1.3 million and $3.4 million for the years ended December 31, 2015, 2016 and 2017, respectively.

6. Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	December 31,
	2016	2017
	(as revised)
Research and development	$36,759	$55,949
Salaries, bonuses and other compensation	20,654	33,717
Inventory	—	16,469
Product revenue allowances	1,407	22,847
Sales and marketing	3,177	6,701
Professional services	2,743	3,944
Royalties	2,059	6,552
Other	1,901	8,629
Total accrued expenses	$68,700	$154,808

7.  Debt

Our outstanding debt obligations consisted of the following (in thousands):

	December 31,
	2016	2017
Convertible notes, net	$131,775	$143,446
Term Loan (Tranche A)	—	293,659
Total long-term debt	$131,775	$437,105

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

The Company’s outstanding convertible note balances at December 31, 2017 consisted of the following (in thousands):

December 31, 2017
Liability component
Principal	$201,250
Less: debt discount and issuance costs, net	(57,804)
Net carrying amount	$143,446
Equity component	$87,843

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

The Company determined the expected life of the debt was equal to the seven year contractual term of the Convertible Notes.  As of December 31, 2017, the carrying value of the Convertible Notes was $143.4 million and the fair value of the Convertible Notes approximated $499.1 million.  The effective interest rate on the liability component is 12.9%.  The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2016 and 2017 (in thousands):

	Years Ended December 31,
	2016	2017
Contractual interest expense	$6,037	$6,038
Amortization of debt discount	9,851	11,126
Amortization of debt issuance costs	599	545
Total interest expense	$16,487	$17,709

The Company has evaluated the Indenture for derivatives pursuant to ASC Topic 815, Derivatives and Hedging, and identified an embedded derivative that requires bifurcation as the feature is not clearly and closely related to the host instrument.  The embedded derivative is a default provision, which could require additional interest payments.  The Company has determined that the fair value of this embedded derivative was nominal as of December 31, 2017.

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

2017 Term Loan Agreement

In November 2017, the Company entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC and affiliates, or the Lenders.  The Lenders agreed to provide up to an aggregate principal amount of $500.0 million in two tranches, with the first tranche equal to $300.0 million, or Tranche A, and the second in an amount between $50.0 million and $200.0 million at the Company’s discretion, or Tranche B.  The Company drew Tranche A on December 6, 2017 with a maturity date of December 6, 2024.  Tranche B is available for draw at the Company’s option, on 90 days’ notice, from June 30, 2018 until December 20, 2018 and if drawn by the Company, will also have a maturity date of December 6, 2024.  Borrowings under the Tranche A and Tranche B loans bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of 8% per annum and 7.5% per annum, respectively (with the LIBOR rate subject to a floor of 1% and cap equal to the LIBOR rate as of the Tranche A closing date plus 1.5%).  The loans have an up-front fee of 2% on the funded amount of each tranche, payable at the applicable closing date.

The obligations of the Company under the Loan Agreement are guaranteed by the Company’s wholly-owned U.S. subsidiary, TESARO Securities Corporation, and are secured by security interests in (i) all of the Company’s owned or exclusively licensed U.S. registered patents and trademarks relating to the research, development, manufacture, production, use, commercialization, marketing, importing, storage, transport, offer for sale, distribution or sale of VARUBI (rolapitant) or ZEJULA (niraparib) in the U.S., (ii) rights under any U.S. new drug application relating to VARUBI and ZEJULA, (iii) 100% of the equity interests in wholly owned domestic subsidiaries and 65% of the equity interests in directly owned foreign subsidiaries, in each case of the Company and any guarantor, and (iv) cash held in all deposit accounts of the Company and any guarantor.

The Company has the option to prepay, in whole or in part, Tranche A or Tranche B, subject to a prepayment premium and a make-whole amount, if applicable.  If any prepayment occurs prior to the 24-month anniversary of the respective closing date, a make-whole amount equal to the sum of all interest accruing from the prepayment date through the 24-month anniversary of the respective closing date, and a 3% premium would also apply to such repayment.  If the prepayment occurs prior to the 36-month anniversary, a 2% premium would apply to such repayment, and a 1% premium if the prepayment occurs prior to the 48-month anniversary.  The Company is obligated to make quarterly repayments of principal in an amount equal to 3%, starting December 31, 2019 for the Tranche A loan amount with any remaining balance payable on the final maturity date.  Interest on the outstanding Tranche A loan amount is payable quarterly in arrears.

There are no financial covenants associated with the Loan Agreement; however, there are customary representations and warranties and customary affirmative and negative covenants, including among other things, restrictions (subject to various exceptions) on transfer of intellectual property related to the collateral, indebtedness, liens, prepayment of other indebtedness and payment of dividends and stock repurchases by the Company.

The Loan Agreement also includes events of default, the occurrence and continuation of any of which provides the Lenders the right to exercise remedies against the Company and the collateral securing the loans under the Loan Agreement, including cash.  These events of default include, among other things, failure to pay any amounts due under the Loan Agreement, insolvency, the occurrence of a material adverse change in the ability of the Company to perform its obligations under the Loan Agreement, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an uninsured amount greater than $10.0 million.

The Tranche A loan was recorded on the consolidated balance sheets, net of a debt discount of $6.0 million in upfront fees assessed by the Lenders at the time of borrowing.  The debt discount and deferred financing costs of $0.4 million are being amortized to interest expense using the effective interest method over the same term.  The effective annual interest rate of the outstanding debt under Tranche A loan is approximately 10.0%.  During the year ended December 31, 2017, the Company recognized $2.0 million of interest expense related to the Tranche A Loan, including $0.1 million related to the accretion of debt discount and amortization of deferred financing costs.

Future annual principal payments on the Company’s long-term debt as of December 31, 2017 were as follows (in thousands):

Total
2018	$—
2019	9,000
2020	36,000
2021	237,250
2022	36,000
Thereafter	183,000
Total	$501,250

8. Stockholders’ Equity

As of December 31, 2017, the authorized capital stock of the Company consisted of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock, both with a par value of $0.0001, of which no shares of preferred stock were issued or outstanding and 54,464,039 shares of common stock were issued and outstanding.

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

9. Stock-Based Compensation

The following table presents stock-based compensation expense as reflected in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2015	2016	2017
Research and development	$11,082	$19,783	$30,810
Selling, general and administrative	14,832	28,672	59,616
Total stock-based compensation expense	$25,914	$48,455	$90,426

The Company maintains several equity compensation plans, including the TESARO, Inc. 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, the TESARO, Inc. 2010 Stock Incentive Plan, or the 2010 Incentive Plan, the TESARO, Inc. 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan, and the TESARO, Inc. 2012 Employee Stock Purchase Plan, or the 2012 ESPP.  Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the individual plans.  To date, stock option awards granted to employees by the Company generally vest either monthly over four years, or 25% one year from the vesting start date and 75% in equal installments over the subsequent thirty-six (36) months, and are exercisable from the date of grant for a period of ten years.  RSUs granted to employees by the Company generally vest annually over four years in equal annual installments of 25% each.

2010 Stock Incentive Plan

In connection with the Company’s formation, the Company adopted the 2010 Incentive Plan, under which it was authorized to grant stock-based awards of up to 1,981,130 shares of common stock as of January 1, 2012.  As of April 27, 2012, the Company ceased making awards under the 2010 Incentive Plan and the remaining 6,857 shares available for future grants were added to the total number of shares reserved for issuance under the 2012 Incentive Plan.  For options granted under the 2010 Incentive Plan, the exercise price equaled the estimated fair value of the common stock as determined by the board of directors on the date of grant.  As of December 31, 2017, there are no shares available for grant under the 2010 Incentive Plan.

2012 Omnibus Incentive Plan

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan allows the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (which is an additional 6,857 shares) plus that number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  The number of shares available for grants of awards under the 2012 Incentive Plan is increased automatically on January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock outstanding at such time or the number of shares determined by the Company’s board of directors.  Accordingly, effective January 1, 2017 and 2018, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 2,144,867 shares and 2,178,561 shares, respectively.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; RSUs; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of stock options granted under the 2012 Incentive Plan is equal to the closing price of a share of the Company’s common stock on the grant date.  As of December 31, 2017, there were 1,810,240 shares available for grant under the 2012 Incentive Plan, prior to taking into account the additional shares authorized for issuance as of January 1, 2018, as described above.

2015 Director Plan

On May 14, 2015, the stockholders of the Company approved the 2015 Director Plan, which had been previously adopted by the board of directors in order to have a plan in addition to the 2012 Incentive Plan for purposes of granting awards to non-employee directors.  On May 11, 2016, the Company’s stockholders approved certain amendments to the 2015 Director Plan to limit the number of shares of the Company's common stock subject to awards granted in a calendar year to any non-employee director to 50,000 shares, and to affirm the number of shares reserved for issuance under the plan.  The 2015 Director Plan allows the Company to grant awards for up to 500,000 shares of common stock.  Awards under the 2015 Director Plan may include the following award types: stock options; stock appreciation rights; restricted stock; RSUs; unrestricted stock; or any combination of the foregoing.  The exercise price of stock options granted under the 2015 Director Plan is equal to the closing price of a share of the Company’s common stock on the grant date.  As of December 31, 2017, there were 198,433 shares available for grant under the 2015 Director Plan.

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average	Weighted-average	Aggregate
		exercise price per	remaining contractual	intrinsic value
	Shares	share	term (years)	(in thousands)
Outstanding at December 31, 2016	6,978,621	$40.65	7.6	$655,099
Granted	693,112	160.53
Exercised	(597,209)	43.34
Cancelled	(166,211)	59.31
Outstanding at December 31, 2017	6,908,313	$52.00	6.8	$276,640

Vested at December 31, 2017	4,297,650	$33.47	6.0	$219,374

The fair value of each stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2015			2016			2017
Dividend yield		—			—			—
Volatility	63%	-	65%	57%	-	59%	60%	-	64%
Risk-free interest rate	1.35%	-	1.95%	1.07%	-	2.10%	1.79%	-	2.30%
Expected term (years)	5.50	-	6.08	5.50	-	6.08	5.50	-	6.08

The Company uses the simplified method as prescribed by U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted.  The expected term is applied to all stock option grants as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its population.  The computation of expected volatility is based on a blend of the historical volatility of the company and the volatility of a representative group of public biopharmaceutical companies with similar characteristics to the Company, including stage of product development, market capitalization and therapeutic focus.  The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.  The value of the award is recognized as expense on a straight-line basis over the requisite service period and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur.  For stock awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved, using an accelerated attribution model, over the explicit or implicit service period.

The weighted-average grant date fair values of options granted in the years ended December 31, 2015, 2016 and 2017 were $32.05,  $32.13 and $94.50 per share, respectively.  The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2016 and 2017 was $11.8 million, $37.4 million and $57.1 million, respectively.  The intrinsic value of a stock option is the amount by which the fair market value of the underlying stock on the exercise date exceeds the exercise price of the stock option.

In June 2015, June 2016, and June 2017 as provided for under the 2012 Incentive Plan and the 2015 Director Plan, the Company issued 3,429,  6,027 and 3,111 shares of common stock, respectively, to certain non-employee board members who elected to receive shares of common stock in lieu of cash, as payment of fees owed them for services as members of the Company’s board of directors.

At December 31, 2017, there was $110.3 million of total unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

Restricted Stock Units

The following table presents a summary of the Company’s RSU activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2016	760,123	$58.55
Granted	656,751	162.79
Vested	(199,654)	59.48
Forfeited	(58,102)	107.34
Unvested restricted stock units at December 31, 2017	1,159,118	$115.01

In July 2016, the Company issued 15,000 RSUs with service and performance conditions to certain employees, of which 11,512 vested during the year ended December 31, 2017.  Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition.  As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable.  The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted.  The Company recognized $0.4 million and $0.9 million of related expense during the years ended December 31, 2016 and 2017, respectively.

The weighted-average grant date fair values of RSUs granted during the years ended December 31, 2015, 2016 and 2017 were $56.00, $58.47, and $162.79 per share, respectively.  The total grant date fair value of RSUs that vested during the years ended December 31, 2015, 2016 and 2017 was $0.5 million,  $1.1 million and $11.9 million, respectively, based upon the number of RSUs vested multiplied by the closing stock price of the Company’s common stock on the grant date.  As of December 31, 2017, there was approximately $107.3 million of unrecognized compensation cost related to unvested RSUs that the Company expects to recognize over a remaining weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan

On June 6, 2012, the board of directors adopted the 2012 ESPP, and the stockholders approved it on June 18, 2012, to be effective in connection with the closing of the Company’s initial public offering.  A total of 275,000 shares of common stock were originally approved for future issuance under the 2012 ESPP pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of December 31, 2017, 151,859 shares remained available for issuance.  The 2012 ESPP provides for consecutive six-month offering periods, during which participating employees may elect to have a portion of their compensation withheld and used for the purchase of common stock at the end of each offering period.  The purchase price is equal to 85% of the lower of the fair market value of a share of common stock on the first trading date of each offering period or the fair market value of a share of common stock on the last trading day of the offering period, and is limited by participant to $25,000 in fair value of common stock per year.  The 2012 ESPP will terminate on June 6, 2022, the tenth anniversary of the date of initial adoption of the plan.  For the years ended December 31, 2015, 2016 and 2017, the Company issued a total of 20,601,  42,478 and 42,386 shares of common stock, respectively, under the 2012 ESPP.

The following table presents stock-based compensation expense by type of award (in thousands):

	Years Ended December 31,
	2015	2016	2017
Stock options	$24,862	$40,030	$57,500
Restricted stock units (including performance-based RSUs)	742	7,502	31,498
Employee stock purchase plan	310	923	1,428
Total	$25,914	$48,455	$90,426

10. Income Taxes

The following table presents the components of income (loss) before the provision for (benefit from) income taxes during the years ended December 31, 2015, 2016, and 2017 (in thousands):

	Years Ended December 31,
	2015	2016	2017
	(as revised)	(as revised)
United States	$(210,744)	$(298,969)	$(399,265)
Foreign	(37,005)	(73,780)	(95,537)
(Loss) income before provision for (benefit from) income taxes	$(247,749)	$(372,749)	$(494,802)

Provisions for income taxes for the years ended December 31, 2015, 2016 and 2017 are as follows (in thousands):

	Years Ended December 31,
	2015	2016	2017
Current:
Federal	$—	$—	$—
State	—	3	29
Foreign	—	1,597	1,157
	—	1,600	1,186
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	(125)	138
	—	(125)	138

Provision for income taxes	$—	$1,475	$1,324

The following table presents a reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated financial statements:

	Years Ended December 31,
	2015	2016	2017
	(as revised)	(as revised)
Federal income tax (benefit) expense at statutory rate	(34.0)%	(35.0)%	(35.0)%
State income tax (benefit) expense	(2.3)	(0.4)	(1.6)
Permanent items	0.2	(0.1)	(0.7)
Foreign rate differential	5.0	6.0	4.2
Federal research and development credit	(1.7)	(11.1)	(11.8)
Tax rate change	—	—	31.5
Change in valuation allowance	32.8	40.6	12.5
Other	0.0	0.4	1.2
Effective income tax rate	0.0%	0.4%	0.3%

The Company’s effective rate for the year ended December 31, 2017 compared to the year ended December 31, 2016 decreased primarily as a result of China withholding taxes on the up-front license payment received from Zai Lab during the year ended December 31, 2016, offset by increases as a result of subsidiary operations in foreign tax jurisdictions during the year ended December 31, 2017.

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

	December 31,
	2016	2017
Deferred tax assets:	(as revised)
Federal net operating loss carryforwards	$231,663	$204,495
State net operating loss carryforwards	18,027	26,225
Depreciation and amortization	18,840	16,435
Stock-based compensation	21,393	24,017
Tax credit carryforwards	54,950	107,944
Other	7,374	14,769
Total deferred tax assets	352,247	393,885
Less: valuation allowance	(334,468)	(384,453)
Net deferred tax assets	17,779	9,432

Deferred tax liability:
Debt discount on convertible notes	(17,654)	(9,432)
Net deferred taxes	$125	$—

Effective January 1, 2017, the Company adopted ASC Topic 606, using the full retrospective transition method.  Under this method, the Company has revised its consolidated financial statements for the years ended December 31, 2015 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods.  The adoption of this guidance did not have a significant impact on the Company’s related tax disclosures.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, resulting in significant changes to the U.S. corporate income tax system.  These changes include a reduction of the federal statutory rate from 35% to 21%, reduction of certain tax credits, limitations on deductibility of interest expense and executive compensation, and limitations on the use of net operating loss, or NOL, carryforwards.  The Tax Act also transitions U.S. international taxation from a worldwide system to a territorial system and includes provisions to prevent base erosion on foreign earnings, which has the effect of subjecting certain earnings of the Company’s foreign subsidiaries to current U.S. taxation.  These changes are generally effective beginning in 2018.

The Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings, or the Transition Toll Tax.  The Transition Toll Tax can be paid over an eight-year period, starting in 2018 and will not be subject to interest.

The Company has recognized the provisional tax impacts related to the Transition Toll Tax and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017.  The Tax Act did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because the Company maintains a full valuation allowance on its net operating losses and other deferred tax assets.  In addition, the Company has an accumulated deficit from its foreign operations and does not have an associated liability from the Transition Toll Tax.

The Tax Act subjects a U.S. stockholder to tax on global intangible low-taxed income, or GILTI, earned by certain foreign subsidiaries.  Companies can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred.  Given the complexity of the GILTI provisions, the Company is still evaluating the effects of GILTI provisions and has not yet determined its accounting policy.

In accordance with SEC Staff Accounting Bulletin No. 118, the Company’s preliminary estimate of the impact of the Tax Act is subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of the Company’s tax returns.  U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in the Company’s estimates, which could have a material adverse effect on the Company’s business, results of operations or financial condition.  The Company’s final determination of the impact of the Tax Act will be completed as additional information becomes available, but no later than one year from its enactment.

ASC Topic 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its domestic and foreign deferred tax assets at December 31, 2017, because management has determined that is it more likely than not that these assets will not be realized.  The valuation allowance increased by $50.0 million from December 31, 2016 to December 31, 2017, primarily due to increases in operating losses and tax credits, partially offset by decreases reflecting the change in the U.S. corporate income tax rate from 35% to 21% resulting from the Tax Act.

As of December 31, 2017, the Company had cumulative federal, state and foreign NOL carryforwards of $963.9 million and $449.5 million and $14.2, million respectively.  The federal, state and foreign NOL carryforwards will expire at various dates through 2037, if not utilized, and are fully offset by a valuation allowance.

As of December 31, 2017, the Company had federal general business and state research and development tax credit carryforwards of approximately $102.1 million and $7.4 million, respectively, available to reduce future tax liabilities.  The federal general business and state research and development tax credits will expire at various dates through 2037.  The federal and state tax credit carryforwards are fully offset by a valuation allowance.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.  NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions.  This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.  The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change.  Subsequent ownership changes may further affect the limitation in future years.  The Company has completed several financings since its inception that it believes may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions.  Generally, the tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.  To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	2016	2017
Balance at January 1	$—	$7,744
Increases related to prior year tax positions	4,304	4,010
Increases related to current year tax positions	3,440	9,926
Reductions for tax positions of prior periods	—	—
Decreases related to lapse of applicable statute of limitations	—	—
Decreases related to settlements with tax authorities	—	—
Balance at December 31	$7,744	$21,680

During the year ended December 31, 2017, the Company established gross reserves of $4.0 million and $9.9 million related to research and development tax credits and the allocation of taxable income to the various jurisdictions where the Company is subject to tax, respectively.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  As of December 31, 2016 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.

11. Employee Benefit Plans

In 2010, the Company adopted a retirement plan, which is qualified under Section 401(k) of the Internal Revenue Code, for its U.S. employees.  The plan allows eligible employees to defer, at the employee’s discretion, pre-tax or post-tax compensation up to the IRS annual limits.  Company contributions may be made at the discretion of the board of directors.

Effective as of January 1, 2012, the Company amended its 401(k) plan to provide for employer matching contributions equal to (1) 100% of employee deferral contributions up to a deferral rate of 3% of compensation, plus (2) 50% of employee deferral contributions up to a deferral rate of an additional 2% of compensation.  During the years ended December 31, 2015, 2016 and 2017, the Company made aggregate matching contributions of $1.0 million, $2.2 million and $4.2 million, respectively.

The Company maintains a pension plan covering employees of its wholly owned subsidiary in Switzerland.  This plan is considered a defined benefit plan and is a government-mandated retirement fund that provides benefits to employees upon retirement, death, or disability.  Employer and employee contributions are made based on various percentages of salaries and wages that vary based on employee age and other factors.  As of December 31, 2017, the plan had an unfunded net pension obligation of approximately $6.5 million and plan assets of approximately $9.9 million.  In 2017, the Company recognized expense of  $1.3 million related to this plan.

12. Commitments and Contingencies

The Company leases office space for its corporate headquarters in Waltham, Massachusetts under a non-cancelable operating lease agreement and an indenture of lease.  Since the lease term of the non-cancelable operating lease agreement commenced on April 1, 2013, the Company has executed seven amendments to increase its leased space under that lease to a total of approximately 180,000 square feet as of December 31, 2017.  The lease term, as amended, continues through June 30, 2020.  The lease agreement, as amended, provides for varying periods of free rent with respect to portions of the leased premises and tenant improvement allowances of $3.0 million.  On December 18, 2017, the Company entered into an indenture of lease for approximately 83,000 additional square feet of leased office space.  The indenture of lease continues through December 18, 2022 and provides for tenant improvement allowances of $2.9 million.  The Company also leases office space in several locations throughout Europe.

The Company recognizes rent expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.  The following table presents future minimum rental commitments, by fiscal year and in the aggregate, as of December 31, 2017 (in thousands):

Operating
Leases
2018	$9,890
2019	11,616
2020	7,713
2021	3,766
2022	3,566
Thereafter	2,291
Total minimum lease payments	$38,842

The Company recorded $2.1 million, $3.4 million and $5.4 million in rent expense for the years ended December 31, 2015, 2016 and 2017, respectively.

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

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused.

A putative class action complaint was filed on January 17, 2018 in the United States District Court for the District of Massachusetts, entitled Roger Bowers v. TESARO Incorporated (sic), et. al., Case No. 18-10086.  The complaint alleges that the Company and its Chief Executive Officer and its Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 14, 2016 and January 12, 2018.  The Court has not set a trial date for this matter.  The Company believes that the allegations contained in the complaint are without merit and intends to defend the case vigorously.  The Company has not recorded an estimated liability associated with this legal proceeding as it does not believe that such a liability is probable.

13. Revenue Recognition

Product Revenue, Net

The Company sells its products principally to a limited number of specialty distributors and specialty pharmacy providers in the U.S. and the EU, or collectively, its Customers.  These Customers subsequently resell the Company’s products to health care providers and patients.  In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer).  Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:  The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, the Company receives sales order management, data and distribution services from certain Customers.  To the extent the services received are distinct from the Company’s sale of products to the Customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss of the Company.

Product Returns:  Consistent with industry practice, the Company generally offers Customers a limited right of return based on the product’s expiration date for product that has been purchased from the Company, which lapses upon shipment to a patient.  The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company currently estimates product return liabilities using available industry data and its own historical sales information, including its visibility into the inventory remaining in the distribution channel.

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

Government Rebates:  The Company is subject to discount obligations under state Medicaid programs and Medicare.   The Company estimates its Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

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

Other Incentives:    Other incentives that the Company offers include voluntary patient assistance programs, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors.  The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

To date, the Company’s sources of product revenue have been U.S. sales of ZEJULA and VARUBI, and limited sales of ZEJULA and VARUBY in Europe.  For the years ended December 31, 2015 and 2016, product revenues consisted solely of VARUBI in the U.S.  Total net product revenue was $5.2 million and $120.7 million for the years ended December 31, 2016 and 2017, respectively.  These totals included $5.2 million and $11.9 million from sales of VARUBI/VARUBY, respectively, and zero and $108.8 million from sales of ZEJULA, respectively.  The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2015 (as revised), 2016 (as revised) and 2017 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2014	$—	$—	$—	$—
Provision related to current period sales	813	422	8	1,243
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	—	—	—	—
Balance at December 31, 2015	813	422	8	1,243
Provision related to current period sales	2,231	1,941	10	4,182
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(2,867)	(1,051)	—	(3,918)
Balance at December 31, 2016	177	1,312	18	1,507
Provision related to current period sales	21,732	12,090	16,338	50,160
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(19,821)	(7,014)	(6)	(26,841)
Balance at December 31, 2017	$2,088	$6,450	$16,350	$24,888

The provision for returns related to sales for the year ended December 31, 2017 was primarily related to VARUBI IV, due to the Company’s update to the VARUBI IV package insert in January 2018.

License, Collaboration and Other Revenues

The Company enters into out-licensing agreements that are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.  Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

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

The following table presents changes in the Company’s contract assets and liabilities during the years ended December 31, 2016 (as revised) and 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2016
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$92	$653	$(345)	$400

Year ended December 31, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$400	$—	$(94)	$306

During the years ended December 31, 2015, 2016 and 2017, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Years Ended December 31,
	2015	2016	2017
Revenue recognized in the period from:	(as revised)	(as revised)
Amounts included in the contract liability at the beginning of the period	$—	93	$94
Performance obligations satisfied in previous periods	$—	—	$—

14. License and Collaboration Agreements

Rolapitant In-License

In December 2010, the Company entered into a license agreement with OPKO Health, Inc., or OPKO, to obtain an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell rolapitant.  Under the OPKO license the Company is obligated to use commercially reasonable efforts to conduct all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.  Under the terms of the OPKO license, the Company paid OPKO $6.0 million upon signing the agreement and issued to OPKO shares of its convertible preferred stock, then valued at $0.6 million, which shares have since been converted into common stock.  The Company has also made all development milestone payments to OPKO, totaling $30.0 million, based on achieving specified regulatory milestones in the U.S. and Europe.  In addition, the Company is required to make additional milestone payments to OPKO of up to an aggregate of $85.0 million if specified levels of annual net sales of rolapitant are achieved.

The Company is required to pay OPKO tiered royalties on annual net sales of rolapitant achieved in the United States and Europe at percentage rates that range from the low teens to the low twenties, which the Company expects will result in an effective royalty rate in the low teens.  The royalty rate on annual net sales outside of the United States and Europe is slightly above the single digits.  Under certain circumstances, the Company is required to pay OPKO an annual minimum royalty of $2.5 million in each of the first five full calendar years of commercial sales of VARUBI/VARUBY.  In any year during this period, in certain circumstances, if royalty payments amount to less than $2.5 million, the difference may be deemed a royalty shortfall and will be payable within 45 days of each calendar year end.  Any such royalty shortfalls may be offset dollar for dollar against royalties due in future periods, for the first five calendar years of VARUBI sales.  As of December 31, 2016, the Company had incurred $0.7 million of royalties based on its 2016 VARUBI net product revenues.  As this amount was less than the $2.5 million annual minimum, the Company accrued an additional $1.8 million royalty obligation owed to OPKO as of December 31, 2016, which is capitalized in the ‘other assets’ caption on the consolidated balance sheet.  The Company has concluded the royalty shortfall amount for the year ended December 31, 2016 will no longer be recoverable through future years’ sales, and wrote off $2.0 million as a component of cost of product sales in the year ended December 31, 2017.

If the Company elects to develop and commercialize rolapitant in Japan through a third-party licensee the Company will share equally with OPKO all amounts received by it in connection with such activities under the Company’s agreement with such third party, subject to certain exceptions and deductions.  The Company is responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rolapitant.  There were no ongoing clinical trials for rolapitant at the time of its acquisition.  As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As no processes or activities that would constitute a “business” were acquired along with the license, the transaction was accounted for as an asset acquisition by recording the entire purchase price of $6.6 million as acquired in-process research and development expense.  As of December 31, 2017, the Company has made milestone payments to date totaling $30.0 million under this license agreement, $25.0 million of which has been capitalized as intangible assets on the consolidated balance sheet.

Niraparib In-License

In May 2012, the Company entered into a license agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck, under which the Company obtained exclusive, worldwide rights to certain patents and non-exclusive rights to certain Merck know-how, to research, develop, manufacture, market and sell niraparib for all therapeutic and prophylactic uses in humans.  Under the Merck license, the Company is obligated to use diligent efforts to develop and commercialize a licensed product.  Under the terms of the license agreement, the Company made an up-front payment to Merck of $7.0 million in June 2012.  The Company is also required to make milestone payments to Merck of up to an aggregate of $57.0 million in development and regulatory milestones for the first indication, up to an aggregate of $29.5 million in development and regulatory milestones for each successive indication, and up to $87.5 million in one-time sales milestones based on the achievement of annual sales objectives.  The Company pays Merck tiered royalties at a percentage rate in the low teens based on worldwide annual net sales.  As of the date of acquisition, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As no processes or activities that would constitute a “business” were acquired along with the license, the transaction has been accounted for as an asset acquisition and the entire purchase price of $7.0 million has been recorded as acquired in-process research and development expense.  The Company has made milestone payments to date totaling $52.2 million, $40.0 million of which has been capitalized as intangible assets on the consolidated balance sheet.  The Company paid $39.5 million of milestones during the year ended December 31, 2017.

Immuno-Oncology Platform License

In March 2014, the Company entered into a collaboration and exclusive license agreement with AnaptysBio, Inc., or AnaptysBio, a therapeutic antibody company.  Under the terms of this agreement, the Company obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell products based on AnaptysBio’s proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies.  Specifically, the Company received exclusive rights to monospecific antibody product candidates targeting PD-1, TIM-3 and LAG-3, and certain bi-specific antibody product candidates.  The Company and AnaptysBio entered into an amendment in November 2014 to add an additional bi-specific antibody product candidate to the agreement.  Under the agreement, AnaptysBio was responsible for performing initial discovery and development of therapeutic antibodies against immune checkpoint proteins, with the goal of generating immunotherapy antibodies for use in the treatment of cancer.  The Company is responsible for the performance and costs of all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of four development programs and is obligated to use commercially reasonable efforts to research, develop or commercialize at least one product under each development program.  The Company and AnaptysBio entered into another amendment in February 2016 to extend the term of the initial discovery period and the Company’s and AnaptysBio’s associated activities under the agreement.

Under the terms of the agreement, the Company made up-front, non-creditable and non-refundable cash payments of $19.0 million to AnaptysBio in 2014.  The Company was also required to reimburse AnaptysBio for specified costs incurred by AnaptysBio in its initial discovery and development activities covered by the agreement.  These activities are now complete.  Programs may be extended by mutual agreement of the parties, and the Company can terminate on a program-by-program basis by providing 90 days prior written notice, subject to a wind-down period during which the Company’s obligation to reimburse AnaptysBio for specified costs would continue.  For each of the four development programs, the Company will be required to make milestone payments to AnaptysBio of up to an aggregate of $18.0 million if certain research and development milestone events are achieved, and up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications.  The Company will be required to pay AnaptysBio tiered single-digit royalties, on a product-by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.  The Company has made milestone payments to date totaling $21.0 million, including $10.0 million during the year ended December 31, 2017.

As of the date of the license transaction, none of the assets acquired had alternative future uses, nor had they reached a stage of technological feasibility.  As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition.  In addition, the Company has concluded that its reimbursements to AnaptysBio for the research services called for under the agreement are at fair value.  As a result of these factors, the up-front payments totaling $19.0 million have been recorded as acquired in-process research and development expense, and no portion of the payments has been ascribed to the future services to be provided to the Company by AnaptysBio.  For the year ended December 31, 2016, the Company recorded approximately $3.3 million of research and development expense and  no amounts for the year ended December 31, 2017 associated with amounts due to AnaptysBio under the collaboration.

Technology Licenses

In October 2012, the Company entered into two license agreements with AstraZeneca UK Limited, having aggregate up-front payments of $0.4 million.  These agreements provide the Company with the exclusive right to certain methods of treating patients with PARP inhibitors solely with respect to niraparib.  Under certain circumstances, the Company may be required to make milestone and royalty payments to AstraZeneca UK Limited based on the achievement of certain development and regulatory milestone events with regard to niraparib, and on net sales of niraparib.  The Company has made milestone payments to AstraZeneca totaling $1.5 million to date.

Merck Collaboration

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® (pembrolizumab) in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments received from Merck as reductions of research and development expense.  During the year ended December 31, 2017, the Company incurred $8.4 million in external costs related to this study, of which $4.1 million is reimbursable by Merck.  At December 31, 2017, $1.3 million of cost-sharing receivable from Merck has been recorded in other current assets on the consolidated balance sheet.

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

The Company evaluated the Takeda Agreement under Topic 606.  Based on that evaluation, the up-front, non-refundable fees and the reimbursement received for the initial supply of materials constituted the amount of the consideration to be included in the transaction price and have been allocated to the performance obligations identified based on the Company’s best estimate of the relative stand-alone selling price.  None of the clinical or regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained.  As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts.  Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Takeda and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.  The Company considered Takeda’s right to sublicense and manufacture certain niraparib products, and the fact that the manufacturing services are not proprietary and can be provided by other vendors, to conclude that the license has stand-alone functionality and is distinct.  The Company believes that a change in the assumptions used to determine its stand-alone selling price for the license most likely would not have a significant effect on the allocation of consideration received (or receivable) to the performance obligations.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2017, the Company allocated $100.0 million of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license. Revenue associated with the initial supply of niraparib materials will be recognized when delivered to Takeda.  Under the Takeda Agreement, for the year ended December 31, 2017, the Company recognized $100.0 million within license, collaboration and other revenues in its consolidated statements of operations and comprehensive loss.

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

Under the Collaboration Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices.  For the license, the stand-alone selling price was calculated using an income approach model and included the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success.  The relative selling price of the Company’s Joint Committee participation was based on a full-time equivalent rate for the level of effort required, which can be reasonably estimated to be incurred over the performance period, which is the development period.  The Company believes that a change in the assumptions used to determine its stand-alone selling price for the license most likely would not have a significant effect on the allocation of consideration received (or receivable) to the performance obligations.

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

During the second quarter of 2016, the Company allocated $34.5 million (as revised) of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license and certain development and regulatory know-how that occurred within 30 days of entering into the Collaboration Agreement.  Revenue allocated to the Joint Committees performance obligation, $0.5 million, is being recognized on a straight-line basis over a period of five years, which, in management’s judgment, is the best measure of progress toward satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation to participate in the Joint Committees.  Through December 31, 2017, the Company had recognized $34.7 million as license and collaboration revenue under the Collaboration Agreement.  The remaining transaction price of $0.3 million is recorded in deferred revenue as of December 31, 2017 on the consolidated balance sheets and will be recognized as revenue over the remaining period of 39 months.

Revenue associated with the manufacturing supply services is recognized when the material is delivered to Janssen.  For the years ended December 31, 2016 and 2017, the Company recognized $1.8 million (as revised) and $2.5 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s consolidated statements of operations and comprehensive loss under the Collaboration Agreement.

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

Zai Lab (Shanghai) Co., Ltd.

On September 28, 2016, the Company entered into a Collaboration, Development and License Agreement, or the Zai Agreement, with Zai Lab.  Under the terms of the Zai Agreement, the Company exclusively licensed the rights to develop and commercialize niraparib to Zai Lab for the China Territories.  Zai Lab will conduct all development and commercialization of niraparib in the China Territories, except for prostate cancer.

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

 The Company identified the following performance obligations under the contract: (1) exclusive license with rights to develop and commercialize niraparib to Zai Lab for the China Territories; (2) provision of technical assistance related to the know-how transfer for the development of niraparib; and (3) initial supply to Zai Lab of certain materials for the manufacture of niraparib.  In addition, the Company may also become responsible for manufacturing of certain niraparib products and materials for commercial sale in certain instances based on regulatory requirements in the China Territories for which the Company will receive reimbursement that approximates stand-alone selling price.  The Zai Agreement also provided the Company with an option to co-market niraparib in the China Territories with Zai Lab, in return for certain consideration.  In February 2018, the Company and Zai Lab entered into an amendment to the Zai Agreement, eliminating the Company’s co-marketing right.    In addition, the Zai Agreement provides the Company with a right of first refusal with respect to licenses for two novel, discovery-stage immuno-oncology programs from Zai Lab.

The Company evaluated the Zai Agreement under Topic 606.  Based on that evaluation, the up-front, non-refundable fees and the reimbursement received for the initial supply of materials constituted the amount of the consideration to be included in the transaction price and have been allocated to the performance obligations identified based on the Company’s best estimate of the relative stand-alone selling price.  None of the clinical or regulatory development milestones have been included in the transaction price, as all such milestone amounts are not within the control of the Company or the licensee and are not considered probable to occur until those approvals are received.  Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Zai Lab and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.  The Company concluded the option to co-market niraparib was not a repurchase right as Zai Lab would continue to control its rights to commercialize niraparib in its licensed territories if the Company exercised its right.  The Company further assessed and concluded that the probability of exercise of this right is remote, and the transaction price received and described above was properly allocated to the performance obligations under this agreement and recognized to revenue as those performance obligations were satisfied by the Company.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.  The amendment described above, eliminating the co-marketing right, had no impact on the Company’s accounting conclusions under Topic 606.

During the third quarter of 2016, the Company allocated $14.8 million (as revised) of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license.  Revenue allocated to the technical assistance performance obligation, $0.2 million (as revised), was recognized on a straight-line basis through the service period which was substantially completed during the fourth quarter of 2016.  In addition, $0.7 million (as revised) of revenue associated with the initial manufacturing supply services was recognized upon delivery of the materials during the fourth quarter of 2016.  No revenues were recognized under the Zai Agreement during the year ended December 31, 2017.

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

 During the third quarter of 2015, the Company allocated $1.9 million (as revised) of the transaction price to the license and recognized this amount as revenue concurrent with the transfer of the license.  Revenue allocated to the technical assistance performance obligation, $0.1 million (as revised), was recognized on a straight-line basis through the service period and was substantially completed during the fourth quarter of 2016.  No revenues were recognized under this agreement during the year ended December 31, 2017.

15. Segment Information

Revenues by Product

Product revenues, net consisted of the following (in thousands):

	Years Ended December 31,
	2015	2016	2017
	(as revised)	(as revised)
ZEJULA	$—	$—	$108,756
VARUBI/VARUBY	2,026	5,174	11,944
Total product revenues, net	$2,026	$5,174	$120,700

Revenues by Geographic Location

Net product revenues are attributed to countries based on the location of the customer.  License, collaboration and other revenues are attributed to the operations of the Company in the United States.  Royalty revenues are attributed to countries based on the location of the collaborator.

The following table presents total revenues by geography (in thousands):

	Years Ended December 31,
	2015	2016	2017
	(as revised)	(as revised)
United States	$4,038	$58,018	$221,955
Europe	—	—	1,371
Total revenues	$4,038	$58,018	$223,326

Significant Customers

Revenues and accounts receivable from each of the Company’s customers who individually accounted for 10% or more of total revenues and/or 10% or more of accounts receivable consisted of the following (* indicates less than 10%):

	Percent of Total Revenues				Percent of Accounts Receivable
	Years Ended December 31,				December 31,
	2016		2017		2016	2017
	(as revised)				(as revised)
Janssen Biotech, Inc.	63%		*	%	26%	*	%
Zai Lab (Shanghai) Co., Ltd.	27%		*	%	11%	*	%
Takeda Pharmaceutical Co., Ltd.	*	%	45%		* %	*	%
Jiangsu Hengrui Medicine Co., Ltd.	*	%	*	%	10%	*	%
Distributor "A"	*	%	32%		42%	31%
Distributor "B"	*	%	11%		* %	49%

Property and Equipment, Net by Location

Property and equipment, net by location consisted of the following (in thousands):

	December 31,
	2016	2017
United States	$6,194	$8,583
Switzerland	446	669
Germany	—	119
Spain	—	281
Total property and equipment, net	$6,640	$9,652

16. Consolidated Quarterly Financial Data - Unaudited

The following table presents unaudited consolidated quarterly financial data for the years ended December 31, 2016 and 2017 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,		September 30,		December 31,	March 31,	June 30,	September 30,		December 31,
	2016	2016		2016		2016	2017	2017	2017		2017
	(a)(b)	(b)		(b)		(b)
Revenues:
Product revenue, net	$276	$1,242		$1,326		$2,330	$2,139	$28,829	$41,755		$47,977
License, collaboration and other revenues	24	34,568	(d)	15,661	(e)	2,591	934	635	101,011	(f)	46
Total revenues	300	35,810		16,987		4,921	3,073	29,464	142,766		48,023

Expenses:
Cost of sales - product	79	234		378		512	444	3,620	6,216		30,857	(g)
Cost of sales - intangible asset amortization	464	463		464		464	490	2,979	1,254		1,435
Research and development	52,709	50,138		60,783		71,514	66,122	71,400	73,388		97,832
Selling, general and administrative	30,149	36,218		37,685		54,526	69,262	92,979	83,998		90,569
Acquired in-process research and development (c)	4,000	4,000		1,940		9,000	—	7,000	—		3,000
Total expenses	87,401	91,053		101,250		136,016	136,318	177,978	164,856		223,693
Loss from operations	(87,101)	(55,243)		(84,263)		(131,095)	(133,245)	(148,514)	(22,090)		(175,670)

Interest expense	(3,981)	(4,120)		(4,119)		(4,267)	(4,267)	(4,426)	(4,424)		(6,641)
Interest income	102	209		532		597	841	959	1,133		1,214
Other income	—	—		—		—	—	—	243		85
Loss before income taxes	(90,980)	(59,154)		(87,850)		(134,765)	(136,671)	(151,981)	(25,138)		(181,012)

Provision for income taxes	—	—		—		1,475	54	78	139		1,053

Net loss	$(90,980)	$(59,154)		$(87,850)		$(136,240)	$(136,725)	$(152,059)	$(25,277)		$(182,065)

Net loss per share - basic and diluted	$(2.22)	$(1.29)		$(1.72)		$(2.59)	$(2.55)	$(2.82)	$(0.47)		$(3.35)
Weighted-average shares - basic and diluted	40,966	45,808		51,151		52,589	53,685	53,982	54,241		54,403

(a)

Amounts for the quarter ended March 31, 2016 have been retroactively adjusted to reflect an increase in research and development costs and selling, general and administrative costs in the amount of $0.1 million and $0.1 million, respectively, as a result of the adoption of ASU 2016-09.

(b)

Amounts for each of the quarterly periods for the year ended December 31, 2016 have been revised to reflect the Company’s adoption of ASU No. 2014-09 effective January 1, 2017, with full retrospective application.  This ASU amends the guidance for accounting for revenue from contracts with customers.

(c)

Acquired in-process research and development expenses relate to licensing agreement milestone expenses for the following periods: (i) $4.0 million to AnaptysBio for the quarter ended March 31, 2016; (ii) $4.0 million to AnaptysBio for the quarter ended June 30, 2016; (iii) $1.0 million to AnaptysBio and $0.9 million to Merck for the quarter ended September 30, 2016; (iv) $9.0 million to Merck for the quarter ended December 31, 2016; (v) $7.0 million to AnaptysBio for the quarter ended June 30, 2017; and (vi) $3.0 million to AnaptysBio for the quarter ended December 31, 2017.

(d)

In the quarter ended June 30, 2016, the Company received $35.0 million and transferred the license and related know-how required under its collaboration agreement with Janssen.  $34.6 million of related license revenue was recognized during the quarter.

(e)

In the quarter ended September 30, 2016, the Company received $15.0 million and transferred the license and related know-how required under its collaboration agreement with Zai Lab. $14.8 million of related license revenue was recognized during the quarter.

(f)

In the quarter ended September 30, 2017, the Company received $100.0 million and transferred certain patent rights and know-how relating to niraparib to Takeda.  The entire amount of related license revenue was recognized during the quarter.

(g)	Product cost of sales for the quarter ended December 31, 2017 includes a $16.7 million lower of cost or market write-down of VARUBI inventories and a $1.6 million loss on firm purchase commitments.

17. Subsequent Events

In January 2018, after post-marketing reports of side effects experienced following the commercial introduction of VARUBI IV, the Company updated the VARUBI IV package insert, including modifications to the contraindications, warnings and precautions, and adverse reactions sections.  In February 2018, the Company determined that it would cease marketing and distribution of VARUBI IV and pursue strategic alternatives for the VARUBI brand, including potentially out-licensing the VARUBI product line.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the TESARO, Inc. Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in its report appearing in this Item 9A.

Changes in Internal Control Over Financial Reporting

There were no reportable changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TESARO, Inc.

Opinion on Internal Control over Financial Reporting

We have audited TESARO, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TESARO, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2016 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at item 15(a)(2) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2018

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2018 Proxy Statement, which we expect to file with the SEC no later than April 30, 2018.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than the information set forth below, the information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2017

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders (1) (2) (3)	7,992,431	$51.93	2,160,532
Equity compensation plans not approved by security holders (4)	75,000	57.66	—
Total	8,067,431	$52.00	2,160,532

(1)

As of December 31, 2017,  1,810,240 shares remained available for issuance under our 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, which became effective in April 2012, including 6,857 remaining shares that were then available for future issuance under the 2010 Stock Incentive Plan, or the 2010 Incentive Plan, which were transferred to the 2012 Incentive Plan.  The number of shares of our common stock reserved for issuance under the 2012 Incentive Plan is increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2010 Incentive Plan and (ii) on January 1 of each year, by a number of shares of common stock equal to the lesser of (x) 4% of the shares of common stock outstanding at such time or (y) the number of shares determined by our board of directors.  As of December 31, 2017, 151,075 shares of our common stock had been cancelled under the 2010 Incentive Plan and transferred to the 2012 Incentive Plan.  Effective January 1, 2018, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 2,178,561 shares.

(2)	As of December 31, 2017, 151,859 shares were reserved for issuance under our 2012 Employee Stock Purchase Plan, or ESPP, which became effective in June 2012.

(3)	As of December 31, 2017, 198,433 shares were reserved for issuance under our 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan, which became effective in May 2015.

(4)	On March 30, 2015, 75,000 shares were granted as part of an inducement award outside of the 2012 Omnibus Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   See Item 8 for the Financial Statements required to be included in this Annual Report on Form 10-K.

(2)Schedule II — Valuation and Qualifying Accounts and Reserves is included on page 138 of this Annual Report on Form 10-K.

(3)See the accompanying Index to Exhibits filed as a part of this Annual Report on Form 10-K, which list is incorporated by reference in this Item.

(b)	See the accompanying Index to Exhibits filed as a part of this Annual Report on Form 10-K.

(c)	Other schedules are not applicable.

ITEM 16. FORM 10-K SUMMARY

None.

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

4.3

Amendment No. 1 to the Second Amended and Restated Investors’ Rights Agreement, dated July 7, 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on May 17, 2012 (File No. 333-180309)).

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

10.2	+	TESARO, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on June 19, 2012 (File No. 333-180309)).

10.3	+	Amendment to the TESARO, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2015 (File No. 001-35587)).

10.4	+	Amendment #2 to the TESARO, Inc. 2012 Omnibus Incentive Plan.

10.5	+

Form of Incentive Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on June 27, 2012 (File No. 333-180309)).

10.6	+

Form of Nonstatutory Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2015 (File No. 001-35587)).

10.7	+

Form of Restricted Stock Unit Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-35587)).

10.8	+	TESARO, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on June 19, 2012 (File No. 333-180309)).

10.9	+

TESARO, Inc. 2015 Non-Employee Director Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.10	+

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

10.12	+

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

Amended and Restated Employment Letter Agreement, dated February 23, 2017, by and between the Company and Leon O. Moulder, Jr. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.17	+

Amended and Restated Employment Letter Agreement, dated February 23, 2017, by and between the Company and Mary Lynne Hedley, Ph.D. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.18	+

Form of Amended and Restated Employment Letter Agreement for executive vice presidents and senior vice presidents. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.19	*

Exclusive License Agreement, dated December 10, 2010, by and between the Company and OPKO Health, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed on June 22, 2012 (File No. 333-180309)).

10.20	*

License Agreement, dated May 22, 2012, by and between the Company and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed on June 22, 2012 (File No. 333-180309)).

10.21	*

Amendment No. 1 to License Agreement, dated April 5, 2016, by and between the Company and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-35587)).

10.22	*

Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Company, TESARO Development, Ltd. and AnaptysBio, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2014 (File No. 001-35587)).

10.23	*

Amendment No. 1 to Collaboration and Exclusive License Agreement, dated November 28, 2014, by and among the Company, TESARO Development, Ltd. and AnaptysBio, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 25, 2015 (File No. 001-35587)).

10.24

Amendment No. 2 to Collaboration and Exclusive License Agreement, dated February 29, 2016, by and among the Company, TESARO Development, Ltd. and AnaptysBio, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016 (File No. 001-35587)).

10.25	*

Collaboration and License Agreement, dated April 5, 2016, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-35587)).

10.26	*

Amendment No. 1 to Collaboration and License Agreement, dated October 10, 2016, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.27	*

Collaboration, Development and License Agreement, dated September 28, 2016, by and between the Company and Zai Lab (Shanghai) Co., Ltd. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.28		Amendment No. 1 to Collaboration, Development and License Agreement, dated February 26, 2018, by and between the Company and Zai Lab (Shanghai) Co., Ltd.

10.29	*

Exclusive License Agreement, dated July 27, 2017, by and between the Company and Millennium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-35587)).

10.30	*

Master Supply Agreement, dated July 18, 2016, by and between the Company and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-35587)).

10.31	*

Commercial Supply Agreement, dated December 15, 2016, by and between the Company and Corden Pharma Colorado, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-35587)).

10.32	*

Drug Product Supply Agreement, dated January 10, 2017, by and between the Company and Charles River Laboratories Contract Manufacturing PA, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-35587)).

10.33

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

10.35

Additional Capped Call Confirmation, dated September 25, 2014, by and between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

10.36

Additional Capped Call Confirmation, dated September 25, 2014, by and among the Company, Deutsche Bank AG, London Branch, and Deutsche Bank Securities Inc., acting solely as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-35587)).

10.37		Loan Agreement, dated November 21, 2017, by and between the Company, BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP.

10.38		First Amendment to Loan Agreement, dated February 7, 2018, by and between the Company, BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP.

10.39	*

Lease Agreement, dated October 15, 2012, by and between the Company and BP Bay Colony LLC, the “1000 Winter Street Lease Agreement” (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.40	*

First Amendment to 1000 Winter Street Lease Agreement, dated January 6, 2014, by and between the Company and BP Bay Colony LLC (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.41	*

Second Amendment to 1000 Winter Street Lease Agreement, dated January 6, 2014, by and between the Company and BP Bay Colony LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.42	*

Third Amendment to 1000 Winter Street Lease Agreement, dated August 2, 2016, by and between the Company and BP Bay Colony LLC (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.43	*

Fourth Amendment to 1000 Winter Street Lease Agreement, dated October 6, 2016, by and between the Company and BP Bay Colony LLC (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35587)).

10.44

Fifth Amendment to 1000 Winter Street Lease Agreement, dated February 9, 2017, by and between the Company and BP Bay Colony LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2017 (File No. 001-35587)).

10.45	*

Sixth Amendment to 1000 Winter Street Lease Agreement, dated June 16, 2017, by and between the Company and BP Bay Colony LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017 (File No. 001-35587)).

10.46	*	Seventh Amendment to 1000 Winter Street Lease Agreement, dated October 10, 2017, by and between the Company and BP Bay Colony LLC.

10.47	*	Indenture of Lease, dated December 18, 2017, by and between the Company and BP Bay Colony LLC, the “1100 Winter Street Lease Agreement”.

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+             Indicates management contract or compensatory plan.

*             Confidential treatment has been requested or granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

TESARO, Inc.

Schedule II — Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2015, 2016 and 2017

(in thousands)

	Balance at Beginning of Year	Charges to Net Product Revenues	Credits or Payments Made	Balance at End of Year
Product Sales Allowances
Year ended December 31, 2015 (as revised)	$—	$1,235	$—	$1,235
Year ended December 31, 2016 (as revised)	$1,235	$4,172	$(3,918)	$1,489
Year ended December 31, 2017	$1,489	$33,884	$(26,835)	$8,538

Allowance for Product Returns
Year ended December 31, 2015 (as revised)	$—	$8	$—	$8
Year ended December 31, 2016 (as revised)	$8	$10	$—	$18
Year ended December 31, 2017	$18	$16,338	$(6)	$16,350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, Inc.

Date: February 28, 2018	By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon O. Moulder, Jr.	Chief Executive Officer, Director	February 28, 2018
Leon O. Moulder, Jr.	(Principal Executive Officer)

/s/ Mary Lynne Hedley, Ph.D.	President, Chief Operating Officer and Director	February 28, 2018
Mary Lynne Hedley, Ph.D.

/s/ Timothy R. Pearson	Executive Vice President and Chief Financial Officer	February 28, 2018
Timothy R. Pearson	(Principal Financial and Accounting Officer)

/s/ David M. Mott	Chairman of the Board of Directors	February 28, 2018
David M. Mott

/s/ Lawrence M. Alleva	Director	February 28, 2018
Lawrence M. Alleva

/s/ James O. Armitage, M.D.	Director	February 28, 2018
James O. Armitage, M.D.

/s/ Earl M. (Duke) Collier, Jr.	Director	February 28, 2018
Earl M. (Duke) Collier, Jr.

/s/ Garry A. Nicholson	Director	February 28, 2018
Garry A. Nicholson

/s/ Arnold L. Oronsky, Ph.D.	Director	February 28, 2018
Arnold L. Oronsky, Ph.D.

/s/ Kavita Patel, M.D.	Director	February 28, 2018
Kavita Patel, M.D.

/s/ Beth Seidenberg, M.D.	Director	February 28, 2018
Beth Seidenberg, M.D.