Form 10-Q
period 2018-03-31
TESARO, Inc.
filed 2018-05-03
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 54,823,563 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31,	March 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$643,095	$498,980
Accounts receivable	53,416	44,182
Inventories	57,939	74,444
Other current assets	33,511	38,184
Total current assets	787,961	655,790

Intangible assets, net	56,384	54,947
Property and equipment, net	9,652	10,272
Restricted cash	2,552	2,556
Other assets	5,636	6,127
Total assets	$862,185	$729,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,172	$5,079
Accrued expenses	154,808	150,589
Deferred revenue, current	324	117
Other current liabilities	6,902	7,451
Total current liabilities	166,206	163,236

Convertible notes, net	143,446	146,529
Long-term debt, net	293,659	293,888
Deferred revenue, non-current	211	188
Other non-current liabilities	9,577	8,123
Total liabilities	613,099	611,964

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2017 and March 31, 2018; no shares issued or outstanding at both December 31, 2017 and March 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2017 and March 31, 2018; 54,464,039 and 54,801,636 shares issued and outstanding at December 31, 2017 and March 31, 2018, respectively	5	5
Additional paid-in capital	1,724,850	1,755,783
Accumulated other comprehensive loss	(5,882)	(5,357)
Accumulated deficit	(1,469,887)	(1,632,703)
Total stockholders’ equity	249,086	117,728
Total liabilities and stockholders’ equity	$862,185	$729,692

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2018
Revenues:
Product revenue, net	$2,139	$50,172
License, collaboration and other revenues	934	(430)
Total revenues	3,073	49,742

Expenses:
Cost of sales – product	444	9,997
Cost of sales – intangible asset amortization	490	1,437
Research and development	66,122	96,755
Selling, general and administrative	69,262	93,607
Acquired in-process research and development	—	—
Total expenses	136,318	201,796
Loss from operations	(133,245)	(152,054)

Interest expense	(4,267)	(12,092)
Interest income	841	1,665
Other income	—	81
Loss before income taxes	(136,671)	(162,400)

Provision for income taxes	54	416

Net loss	$(136,725)	$(162,816)

Net loss per share applicable to common stockholders - basic and diluted	$(2.55)	$(2.98)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	53,685	54,615

Comprehensive income:
Net loss	$(136,725)	$(162,816)
Other comprehensive income:
Unrealized gain on pension obligation	45	63
Foreign currency translation adjustments	35	462
Other comprehensive income	80	525
Comprehensive loss	$(136,645)	$(162,291)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2017	2018
	(as revised)
Operating activities
Net loss	$(136,725)	$(162,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	954	2,455
Stock-based compensation expense	18,401	26,128
Non-cash interest expense	2,757	3,312
Changes in operating assets and liabilities:
Accounts receivable	134	9,287
Inventories	(179)	(16,200)
Other assets	(3,345)	(4,731)
Accounts payable	5,119	895
Accrued expenses	(1,847)	(4,834)
Deferred revenues	(22)	(230)
Other liabilities	172	(898)
Net cash used in operating activities	(114,581)	(147,632)

Investing activities
Purchase of property and equipment	(1,790)	(1,619)
Net cash used in investing activities	(1,790)	(1,619)

Financing activities
Proceeds from sale of common stock, net of issuance costs	(8)	—
Proceeds from exercise of stock options and Employee Stock Purchase Plan	3,323	4,497
Net cash provided by financing activities	3,315	4,497

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	45	651
Decrease in cash, cash equivalents, and restricted cash	(113,011)	(144,103)
Cash, cash equivalents, and restricted cash at beginning of period	787,866	645,954
Cash, cash equivalents, and restricted cash at end of period	$674,855	$501,851

Non-cash investing and financing activities
Stock option exercise proceeds receivable as of period end	$103	$—
Leasehold improvement assets funded by lessor	$585	$—
Purchase of property and equipment - cash not paid as of period end	$301	$56

Supplemental disclosure of cash flow information
Cash paid for interest	$3,019	$12,274
Milestone obligation not paid as of period end	$24,790	$—
Income taxes paid	$176	$80

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	December 31,	March 31,
	2017	2018
Cash and cash equivalents	$643,095	$498,980
Restricted cash included in other current assets	307	315
Restricted cash, noncurrent	2,552	2,556
Total cash, cash equivalents and restricted cash	$645,954	$501,851

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware and commenced operations in 2010. Headquartered in Waltham, Massachusetts, TESARO is a commercial-stage biopharmaceutical company devoted to providing transformative therapies to people bravely facing cancer.  TESARO’s primary focus is to develop treatments for solid tumors using various approaches, including small molecules and immuno-oncology antibodies, as monotherapies and in combinations.  The Company has in-licensed and is developing several oncology-related product candidates, and has entered into several research collaborations with third parties for the discovery of new candidates.    The Company operates in one segment.    The Company is subject to a number of risks, including dependence on key individuals, regulatory and manufacturing risks, the need to develop additional commercially viable products, risks associated with competitors, many of which are larger and better capitalized, risks related to intellectual property, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

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

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings and to a lesser extent through product sales and license and collaboration arrangements.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company believes that its currently available funds, including an additional draw under the Company’s term loan agreement, in addition to cash generated from sales of its products will be sufficient to fund the Company’s operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.  If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2017 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

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

Level 1 inputs      Quoted prices in active markets for identical assets or liabilities

Level 2 inputs      Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs     Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2017 and March 31, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2017
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$593,955	$593,955	$—	$—
Total assets		$593,955	$593,955	$—	$—

		March 31, 2018
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$403,121	$403,121	$—	$—
Total assets		$403,121	$403,121	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year.  As of March 31, 2018, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $146.5 million and the estimated fair value of the principal amount was $369.0 million.  As of March 31, 2018, the carrying value of the Company’s borrowing under its term loan agreement approximated its fair value.  The Convertible Notes and the term loan agreement are discussed in more detail in Note 5, “Debt”.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  For a further discussion of accounting for net product revenue and license, collaboration and other revenues, see Note 11, “Revenue Recognition”.

Intangible Assets

The Company maintains definite-lived intangible assets related to milestone payments made to third parties subsequent to regulatory approval for acquired and in-licensed product candidates.  These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life.  If the Company’s estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used.  Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated.  The straight-line method is used when future revenues cannot be reasonably estimated, with a cumulative catch-up of amortization expense for milestone payments that do not result in additional intellectual property rights and/or incremental cash flows.  Amortization expense is recorded as a component of cost of sales in the condensed consolidated statements of operations and comprehensive loss.

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

	Foreign currency translation adjustments	Unrealized loss on pension liability	Total
Balance at December 31, 2016	$(142)	$(2,782)	$(2,924)
Other comprehensive (loss) income	35	45	80
Balance at March 31, 2017	$(107)	$(2,737)	$(2,844)

Balance at December 31, 2017	$259	$(6,141)	$(5,882)
Other comprehensive (loss) income	462	63	525
Balance at March 31, 2018	$721	$(6,078)	$(5,357)

New Accounting Pronouncements - Recently Adopted

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-15, which is intended to simplify and clarify how certain transactions are classified in the statement of cash flows, and to reduce diversity in practice for such transactions.  This ASU addresses eight specific issues regarding classification of cash flows.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this ASU effective January 1, 2018.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, which removes the prohibition in ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  As a result, the income tax consequences from the intra-entity transfer of an asset, other than inventory, and associated changes to deferred taxes will be recognized when the transfer occurs.  The Company adopted this new standard effective January 1, 2018 using the modified retrospective method.  Upon adoption, the Company recorded a deferred tax asset and corresponding valuation allowance of $52.7 million.  There was no cumulative effect adjustment to accumulated deficit as of the beginning of the period of adoption.

In November 2016, the FASB issued ASU No. 2016-18, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows.  ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented.  The Company adopted this ASU effective January 1, 2018.  The adoption of this guidance required the following changes and disclosures to the presentation of the condensed consolidated financial statements:

•

Cash, cash equivalents and restricted cash and cash equivalents reported on the condensed consolidated statements of cash flows now includes restricted cash and cash equivalents and totals $646.0 million and $501.9 million as of December 31, 2017 and March 31, 2018, respectively.

•	Restricted cash generally consists of cash balances held as collateral for the Company’s employee credit card programs.

In May 2017, the FASB issued ASU No. 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification.  The new guidance requires modification accounting if the fair value, vesting condition or classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  This ASU is effective on a prospective basis beginning on January 1, 2018, with early adoption permitted.  The Company adopted this ASU effective January 1, 2018, and the adoption did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements – Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases.  This ASU also requires additional disclosures.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The new standard must be applied using a modified retrospective transition approach that requires application of the new guidance for all periods presented.  Although its assessment is not complete, the Company currently expects the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to its consolidated balance sheets, primarily relating to leases of office space.

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

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2018
Outstanding stock options and Employee Stock Purchase Plan	7,366	8,067
Unvested restricted stock units	1,093	2,197
Shares issuable upon conversion of Convertible Notes	4,186	1,441
	12,645	11,705

In September 2014, the Company issued Convertible Notes, which provide in certain situations for the conversion of the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at a predefined conversion rate.  See Note 5, “Debt”, for additional information.  In conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties.  The Capped Calls are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the Convertible Notes.

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted net income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method.  The share figures in the table above represent the estimated incremental shares that would be issued, after consideration of the Capped Calls, assuming conversion of all of the outstanding Convertible Notes as of March 31, 2017 and 2018.

4. Inventories

The following table presents inventories as of December 31, 2017 and March 31, 2018 (in thousands):

	December 31,	March 31,
	2017	2018
Raw materials	$17,876	$22,428
Work in process	38,629	50,231
Finished goods	1,434	1,785
Total inventories	$57,939	$74,444

Inventories are related to the Company’s approved products, primarily ZEJULA.  If future sales of ZEJULA or VARUBI are less than expected, the Company may be required to write down the value of such inventories.

5.  Debt

Our outstanding debt obligations consisted of the following (in thousands):

	December 31,	March 31,
	2017	2018
Convertible notes, net	$143,446	$146,529
Term Loan (Tranche A), net	293,659	293,888
Total long-term debt	$437,105	$440,417

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

As of March 31, 2018, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $146.5 million and the estimated fair value of the principal amount was $369.0 million.  As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares.

The following table presents total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,
	2017	2018
Contractual interest expense	$1,509	$1,509
Amortization of debt discount	2,615	2,953
Amortization of debt issuance costs	143	130
Total interest expense	$4,267	$4,592

2017 Term Loan Agreement

In November 2017, the Company entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC and affiliates, or the Lenders.  The Lenders agreed to provide up to an aggregate principal amount of $500.0 million in two tranches, with the first tranche equal to $300.0 million, or Tranche A, and the second in an amount between $50.0 million and $200.0 million at the Company’s discretion, or Tranche B.  The Company drew Tranche A on December 6, 2017 with a maturity date of December 6, 2024.  Tranche B is available for draw at the Company’s option, on 90 days’ notice, from June 30, 2018 until December 20, 2018 and if drawn by the Company, will also have a maturity date of December 6, 2024.  Borrowings under the Tranche A and Tranche B loans bear interest at rates equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of 8% per annum and 7.5% per annum, respectively (with the LIBOR rate subject to a floor of 1% and cap equal to the LIBOR rate as of the Tranche A closing date plus 1.5%).  The loans have an up-front fee of 2% on the funded amount of each tranche, payable at the applicable closing date.

The Tranche A loan was recorded on the condensed consolidated balance sheets, net of a debt discount of $6.0 million in upfront fees assessed by the Lenders at the time of borrowing.  The debt discount and deferred financing costs of $0.4 million are being amortized to interest expense using the effective interest method over the same term.  The effective annual interest rate of the outstanding debt under Tranche A loan is approximately 10.0%.  For the three months ended March 31, 2018, the Company recognized $7.5 million of interest expense related to the Tranche A loan, including $0.2 million related to the accretion of debt discount and amortization of deferred financing costs.

6.  Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	December 31,	March 31,
	2017	2018
Research and development	$55,949	$57,285
Salaries, bonuses and other compensation	33,717	23,625
Product revenue allowances	22,847	18,590
Inventory	16,469	28,633
Sales and marketing	6,701	7,347
Royalties	6,552	4,982
Professional services	3,944	3,101
Other	8,629	7,026
Total accrued expenses	$154,808	$150,589

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

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan initially allowed the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (an additional 6,857 shares) plus the number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  The number of shares available for grants of awards under the 2012 Incentive Plan is increased automatically each January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock then outstanding or the number of shares determined by the Company’s board of directors.  Most recently, on January 1, 2017 and 2018, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 2,144,867 shares and 2,178,561 shares, respectively.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; RSUs; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of stock options granted under the 2012 Incentive Plan is equal to the closing price of a share of the Company’s common stock on the grant date.

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

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2018
Research and development	$7,125	$7,940
Selling, general and administrative	11,276	18,493
Subtotal	18,401	26,433
Capitalized stock-based compensation costs	—	(305)
Stock-based compensation expense included in total expenses	$18,401	$26,128

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2017	6,908,313	$52.00
Granted	1,366,909	56.12
Exercised	(121,278)	37.08
Cancelled	(141,904)	90.70
Outstanding at March 31, 2018	8,012,040	$52.24

Vested at March 31, 2018	4,558,825	$36.97

At March 31, 2018, there was approximately $132.6 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.67 years.

Restricted Stock Units

The following table presents a summary of the Company’s RSU activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2017	1,159,118	$115.01
Granted	1,315,916	59.07
Vested	(216,319)	108.51
Forfeited	(62,001)	114.08
Unvested restricted stock units at March 31, 2018	2,196,714	$82.17

At March 31, 2018, there was approximately $166.8 million of unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 3.19 years.

ESPP

Under the Company’s 2012 ESPP, an aggregate of 275,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of March 31, 2018, 151,859 shares remained available for issuance.  During the three months ended March 31, 2017 and 2018, the Company did not issue any shares under the 2012 ESPP, and recognized approximately $0.5 million and $0.4 million in related stock-based compensation expense, respectively.

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement.  Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments.  If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision.  As of March 31, 2018, the Company’s uncertain tax positions were subject to valuation allowances.

As of March 31, 2018, the Company continues to consider interpretations of the application of SEC Staff Accounting Bulletin No. 118, and has not finalized incremental accounting adjustments related to the Tax Cuts and Jobs Act of 2017.

The Company recorded provisions for income taxes for the three months ended March 31, 2017 and 2018 of $0.1 million and $0.4 million, respectively.  The provision for income taxes consists of current tax expense, which relates primarily to the Company’s subsidiary operations in non-U.S. tax jurisdictions.

9. Intangible Assets

The following table presents intangible assets as of December 31, 2017 and March 31, 2018 (in thousands):

	December 31,	March 31,
	2017	2018	Estimated useful life
Acquired and in-licensed rights	$64,665	$64,665	8-15	Years
Less accumulated amortization	(8,281)	(9,718)
Total intangible assets, net	$56,384	$54,947

The Company recorded $0.5 million and $1.4 million in amortization expense related to intangible assets during the three months ended March 31, 2017 and 2018, respectively.  Estimated future amortization expense for intangible assets as of March 31, 2018 is $4.5 million for the remainder of 2018, $6.0 million per year for 2019, 2020,  2021, and 2022, and $26.5 million thereafter.

10.  Commitments and Contingencies

The Company leases approximately 275,000 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The Company also leases office space in several locations throughout Europe.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the Company’s leased properties as of March 31, 2018 were $8.4 million for the remainder of the year ending December 31, 2018 and $12.1 million, $8.0 million, $3.8 million, $3.6 million and $2.3 million for the years ending December 31, 2019, 2020, 2021, 2022 and thereafter, respectively.

The Company has entered into agreements with certain vendors for the provision of services, including services related to commercial manufacturing, data management and clinical operation support, that the Company is not able to terminate for convenience under its contracts, and thus avoid any and all future obligations to the vendors.  Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement.

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

A putative class action complaint was filed on January 17, 2018 in the United States District Court for the District of Massachusetts, entitled Roger Bowers v. TESARO Incorporated (sic), et. al., Case No. 18-10086.  The complaint alleges that the Company and its Chief Executive Officer and its Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 14, 2016 and January 12, 2018.    On March 19, 2018, six separate applicants filed motions seeking appointment as lead plaintiff.  Four of these applicants subsequently withdrew their motions or indicated that they did not oppose a competing motion filed by another applicant.  The Court has not yet ruled on the remaining motions or selected a lead plaintiff.    The Court has also not set a trial date for this matter.  The Company believes that the allegations contained in the complaint are without merit and intends to defend the case vigorously.  The Company has not recorded an estimated liability associated with this legal proceeding as it does not believe that such a liability is probable.

11. Revenue Recognition

Product Revenue, Net

The Company sells its products principally to a limited number of specialty distributors and specialty pharmacy providers in the U.S., and directly to hospitals and clinics as well as to certain wholesale distributors in Europe, or collectively, its Customers.  These Customers subsequently resell the Company’s products to health care providers and patients.  In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

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

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI/VARUBY.  The Company commenced sales of ZEJULA in the U.S. in April 2017 and in Europe in December 2017.  The following table presents net product revenues by product for the three months ended March 31, 2017 and 2018, respectively (in thousands).

	Three months ended March 31,		Change
	2017	2018	Amount	Percentage
ZEJULA	$––	$48,869	$48,869	n/m
VARUBI/VARUBY	2,139	1,303	(836)	(39)%
Product revenue, net	$2,139	$50,172	$48,033	2,246%

n/m = not meaningful

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2017 and 2018 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2016	$177	$1,312	$18	$1,507
Provision related to current period sales	736	562	8	1,306
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(756)	(1,157)	—	(1,913)
Balance at March 31, 2017	$157	$717	$26	$900

Balance at December 31, 2017	$2,088	$6,450	$16,350	$24,888
Provision related to current period sales	3,310	3,115	194	6,619
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	(4,208)	(3,801)	(3,697)	(11,706)
Balance at March 31, 2018	$1,190	$5,764	$12,847	$19,801

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

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2017 and 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended March 31, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities:
Deferred revenue	$399	$—	$(23)	$376

Three months ended March 31, 2018
Contract assets	$1,000	$—	$(1,000)	$—
Contract liabilities:
Deferred revenue	$306	$—	$(24)	$282

During the three months ended March 31, 2017 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2017	2018
Revenue recognized in the period from:
Amounts included in the contract liability or contract assets at the beginning of the period	$23	$24
Performance obligations satisfied in previous periods	$—	$(1,000)

The $(1.0) million noted above for the three months ended March 31, 2018 was a reversal of license revenue based on a re-evaluation of the probability of a milestone being achieved, as more fully described in Note 12, “Collaboration Arrangements”, under “Jiangsu Hengrui Medicine Co., Ltd.”

12. Collaboration Arrangements

Merck Collaboration

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three months ended March 31, 2017 and 2018, the Company incurred $2.1 million and $1.8 million in external costs related to this study, of which $1.0 million and $0.9 million is reimbursable by Merck, respectively.  At March 31, 2018, $2.2 million of cost-sharing receivable from Merck has been recorded in other current assets on the condensed consolidated balance sheets.

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

Revenue associated with the transfer of the license was fully recognized during the third quarter of 2017, the performance obligation is fully satisfied, and no changes have occurred in the transaction price during the three months ended March 31, 2018.

Revenue associated with the initial supply of niraparib materials will be recognized when delivered to Takeda.  During the three months ended March 31, 2018, the Company recognized $0.1 million as other revenues within license, collaboration and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss related to materials delivered to Takeda.  No revenue was recognized during the three months ended March 31, 2017.  No changes have occurred in the transaction price of previously delivered goods during the three months ended March 31, 2018.

Janssen Biotech, Inc.

Under the terms of the Company’s collaboration agreement with Janssen Biotech, Inc., or Janssen, the Company granted Janssen licenses under certain patent rights and know-how relating to niraparib for prostate cancer worldwide, except for Japan.  Janssen will conduct all development and commercialization of niraparib in the field of prostate cancer worldwide (excluding Japan).

Pursuant to the collaboration agreement, within 30 days after the date of the collaboration agreement, the Company provided Janssen with electronic copies of certain know-how relating to development of niraparib.  In addition, at Janssen’s request and in return for certain reimbursement, the Company is also responsible for manufacturing and supplying to Janssen all of Janssen’s requirements of active pharmaceutical ingredient, or API, and finished drug product, for niraparib and niraparib products to be used by Janssen for its development activities in prostate cancer indications.  Also at Janssen’s request, the Company is responsible for manufacturing of certain niraparib products and API for commercial sale in the field of prostate cancer.  In both cases, if Janssen exercises its right to receive the manufacturing services, the Company will receive reimbursement that will at least cover its cost of providing such services.

The Company received a $35.0 million up-front, non-refundable license fee from Janssen.  Assuming successful development and commercialization of niraparib products for prostate cancer, the Company could receive up to an additional $43.0 million in clinical milestones and $372.0 million in regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Janssen is responsible for funding all development and commercialization of niraparib in prostate cancer worldwide (excluding Japan), including research, development, manufacturing, regulatory and commercialization activities.  Janssen may terminate the collaboration agreement at any time upon 90 days’ written notice, upon termination of the Company’s license agreement with Merck or in the event of certain safety concerns.  Either party may terminate the collaboration agreement for uncured material breach or bankruptcy.  Unless earlier terminated, the collaboration agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries have expired.

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

Revenue associated with the transfer of the license was fully recognized during the second quarter of 2016, the performance obligation is fully satisfied, and no changes have occurred in the transaction price during the three months ended March 31, 2018.

Revenue associated with the Joint Committees performance obligation, $0.5 million, is being recognized on a straight-line basis over a period of five years, which, in management’s judgment, is the best measure of progress toward satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation to participate in the Joint Committees.  The remaining transaction price of $0.3 million is recorded in deferred revenue as of March 31, 2018 on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 36 months.

Revenue associated with the materials supply service is recognized when the material is delivered to Janssen.  During the three months ended March 31, 2017 and 2018, the Company recognized $0.9 million and $0.5 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss related to materials delivered to Janssen.  No changes have occurred in the transaction price of previously delivered goods during the three months ended March 31, 2018.

Zai Lab (Shanghai) Co., Ltd.

On September 28, 2016, the Company entered into a Collaboration, Development and License Agreement, or the Zai Agreement, with Zai Lab.  Under the terms of the Zai Agreement, the Company exclusively licensed the rights to develop and commercialize niraparib to Zai Lab for China, Hong Kong and Macao, or the China Territories.  Zai Lab will conduct all development, manufacturing and commercialization of niraparib in the China Territories, except for prostate cancer.

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

 The Company identified three performance obligations under the contract.  Revenue associated with all three performance obligations was fully recognized during 2016, the performance obligations are fully satisfied, and no changes have occurred in the transaction price during the three months ended March 31, 2018.  No revenue was recognized during the three months ended March 31, 2017 and 2018.

Jiangsu Hengrui Medicine Co., Ltd.

In July 2015, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.  The Company received a $1.0 million up-front, non-refundable license fee from Hengrui in the fourth quarter of 2015.  The Company has evaluated the terms of this arrangement under Topic 606 and has determined that there are two performance obligations: (1) exclusive license with rights to develop, manufacture and commercialize rolapitant in the China Territories; and (2) provision of technical assistance related to the know-how transfer for the development of the rolapitant formulations.  The Company further determined that the transaction price for this arrangement included the $1.0 million up-front consideration received and a future regulatory development milestone of $1.0 million.  This future milestone payment relates to the submission of the clinical trial application with the China Food and Drug Administration.  The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the first quarter of 2018, Hengrui ceased development activities related to the licensed product.  All performance obligations were recognized in 2015 and 2016, including a $1.0 million future regulatory development milestone that the Company assessed as probable.  The Company re-evaluated the probability of the milestone, including its impact on the transaction price, and recognized a $1.0 million reversal of license revenue during the three months ended March 31, 2018.  No revenue was recognized during the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Examples of forward-looking statements contained in this report include statements regarding the following: our commercialization plans for niraparib and rolapitant, including the progress of the commercial launches of ZEJULA® (niraparib) in the U.S. and Europe and VARUBI®/VARUBY® (rolapitant) in the U.S. and Europe; our intent to in-license or acquire additional product candidates; our expectations regarding product revenues and license, collaboration and other revenues; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, including with respect to each of our niraparib, TSR-042, TSR-022 and TSR-033 programs; our expectations regarding new clinical trials of our product candidates, including the commencement and timing thereof; our expectations regarding our discovery and development plans for immunotherapy antibodies, including the timing thereof; our anticipated milestone and royalty payment obligations; our expectations that our operating losses and negative operating cash flows will continue, and possibly increase, for the foreseeable future; efforts to pursue strategic alternatives for the VARUBI/VARUBY brand, including potentially out-licensing the product line;  our intent to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares of common stock; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

Forward-looking statements are not guarantees of future performance.  Actual future results, performance, achievements or the timing of certain events may differ significantly from those expressed or implied by the forward-looking statements.  Risks and uncertainties involved in the forward-looking statements include, among others: uncertainties inherent in the development or commercialization of any new pharmaceutical product and the execution and completion of clinical trials; risks related to competition; the timing and availability of data from clinical trials; uncertainties regarding ongoing discussions with and actions by regulatory authorities; patient accrual rates for clinical trials; manufacturing and supply risks; risks related to intellectual property; and other matters that could affect the timing of data or the potential regulatory approval or commercial availability or success of our products.  Forward-looking statements contained in this Quarterly Report on Form 10-Q should be considered in light of these factors and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, including under the heading “Risk Factors”.  You should read carefully the factors described in the “Risk Factors” section to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.  You are also advised to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our website.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission, or the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

TESARO, the TESARO logo, VARUBI, VARUBY and ZEJULA are trademarks of TESARO, Inc. in the United States and in other selected countries.  All other brand names or trademarks appearing in this report are the property of their respective holders.  Unless the context requires otherwise, references in this report to “TESARO”, the “Company,” “we,” “us,” and “our” refer to TESARO, Inc.

Overview

We are a commercial-stage biopharmaceutical company devoted to providing transformative therapies to people bravely facing cancer.  Our primary focus is to develop treatments for solid tumors using various approaches, including small molecules and immuno-oncology antibodies, as monotherapies and in combinations.  We have in-licensed and are developing several oncology-related product candidates, and we have entered into several research collaborations with third parties for the discovery of new candidates.  We have also entered into arrangements with other companies for the development and commercialization of certain of our product candidates in specific indications and/or geographies.

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

•

VARUBI® (rolapitant) is a potent and long-acting neurokinin-1, or NK-1, receptor antagonist for the prevention of chemotherapy induced nausea and vomiting, or CINV.   The FDA approved the oral formulation of VARUBI in September 2015 for use in combination with other antiemetic agents in adults for the prevention of delayed (24 to 120 hours after chemotherapy administration) nausea and vomiting associated with initial and repeat courses of emetogenic cancer chemotherapy, including, but not limited to, highly emetogenic chemotherapy.  The EC approved VARUBY®, the brand name of oral rolapitant in Europe, in April 2017 for the prevention of delayed nausea and vomiting associated with highly and moderately emetogenic chemotherapy in adults.  The FDA approved the intravenous, or IV, formulation of VARUBI in October 2017.  In January 2018, after post-marketing reports of side effects experienced following the commercial introduction of VARUBI IV, we updated the VARUBI IV package insert, including modifications to the contraindications, warnings and precautions, and adverse reactions sections, and issued a “Dear Healthcare Professional Letter” to healthcare providers to highlight the updates.  In February 2018, we determined that we would cease marketing and distribution of VARUBI IV and pursue strategic alternatives for the VARUBI brand, including potentially out-licensing the VARUBI product line.

Recently, we have also reported data from various ongoing clinical trials of niraparib and TSR-042, as summarized below:

•

In March 2018, we announced the presentation of preliminary data from the TOPACIO trial of niraparib in combination with an anti-PD-1 monoclonal antibody, KEYTRUDA®, at the 2018 Society for Gynecologic Oncology Annual Meeting on Women’s Cancer.  Preliminary results suggest the combination of niraparib and an anti-PD-1 antibody could provide meaningful clinical benefit to patients with platinum-resistant or platinum-refractory ovarian cancer, regardless of biomarker status.  Planning of a registration study is underway to support approval of ZEJULA and TSR-042 (our anti-PD-1 antibody) combination therapy.

•

In April 2018, we presented summary initial data from the Phase 1 GARNET trial of TSR-042 in patients with microsatellite instability high, or MSI-H, endometrial cancer and non-small cell lung cancer, during the American Association for Cancer Research Annual Meeting.  We expect to complete enrollment in the MSI-H endometrial cohort of the GARNET trial by the end of 2018.   The GARNET trial is intended to support a biologics license application submission to the FDA in 2019 for patients with MSI-H cancers.

•

In April 2018, we announced positive top-line results from the QUADRA trial, which was designed to assess clinical benefit of ZEJULA treatment in heavily pre-treated patients with ovarian cancer.  Results successfully achieved the pre-specified primary endpoint and demonstrated ZEJULA monotherapy activity in a biomarker selected patient population.  We intend to discuss a biomarker-focused regulatory submission with the FDA for a potential supplemental new drug application in the second half of 2018.

As of March 31, 2018, we had an accumulated deficit of $1.6 billion.  Our net losses were $162.8 million, $496.1 million, $374.2 million, and $247.7 million for the three months ended March 31, 2018 and the years ended December 31, 2017, 2016, and 2015, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to increase over current levels as we continue to incur costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the launches and commercialization of ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs for niraparib, TSR-042, TSR-033 and TSR-022, and our collaborations; (iii) expanding our international operations; and (iv) other research and development activities and potential future collaborative or in-licensed development programs.  Operating expenses (research and development and selling, general and administrative expenses) could fluctuate up or down from quarter to quarter, based on the timing and magnitude of activities taking place in a given quarter.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  If we obtain regulatory approval for any of our other product candidates, or if we anticipate the near term possibility of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  We will also continue to incur substantial interest expense related to our outstanding convertible debt and term loan.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress and results of our clinical trials and other development and regulatory activities, and commercialization efforts for ZEJULA. Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings, and we may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenues

Product revenue is derived from sales of ZEJULA and VARUBI in the United States, and ZEJULA and VARUBY in Europe.

License, collaboration and other revenues relate to our license agreements with Takeda, Janssen, Zai Lab and Hengrui.  Takeda has licensed the rights to develop and commercialize niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in certain other specified countries.  Janssen has licensed the rights to develop, manufacture and commercialize niraparib worldwide (except for Japan) for the treatment of prostate cancer.  Zai Lab has licensed the rights to develop and commercialize niraparib for China, Hong Kong and Macao, or the China Territories, except for prostate cancer.  Hengrui has licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.    During the first quarter of 2018, Hengrui ceased development activities related to rolapitant.

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs.  We also anticipate increasing costs associated with our collaborations, manufacturing activities, and potential development milestone payments.  More specifically, we expect costs to increase, including as we: continue our currently ongoing clinical trials, continue our manufacturing development and validation, and initiate additional investigative and collaborative studies related to niraparib; incur research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-oncology platform and related collaborations; lease additional facility space; and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,
	2017	2018
Niraparib Expenses
Acquired in-process research and development	$—	$—
Research and development	23,344	30,688
Niraparib total	23,344	30,688

Immuno-Oncology Expenses
Acquired in-process research and development	—	—
Research and development:
TSR-042	3,542	11,611
TSR-022	2,502	6,658
TSR-033	2,147	2,401
Combinations and other	2,332	2,371
Immuno-Oncology total	10,523	23,041

Rolapitant Expenses
Acquired in-process research and development	—	—
Research and development	3,558	1,017
Rolapitant total	3,558	1,017
	.
Personnel and Other Expenses	28,697	42,009

Total	$66,122	$96,755

For further discussion of the changes in our research and development expenses with respect to the three months ended March 31, 2018 and the corresponding period of 2017, see “Results of Operations — Comparison of the Three Months Ended March 31, 2017 and 2018 — Research and Development Expenses” below.

Personnel-related costs, depreciation and stock-based compensation are not allocated to any programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for our commercial personnel, including our field sales force, certain medical education professionals and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions.  Other selling, general and administrative expenses include certain facility-related costs, information technology costs, pre-commercial and commercial consulting, advertising, market research and other activities necessary to prepare for and support product launches, and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial and pre-commercial activities related to ZEJULA and potential other products, continued research and development activities, and the continued costs of operating as a public multinational company.  These increases will likely include increased costs related to the hiring of additional personnel, executing marketing and promotional programs, hiring consultants, leasing of additional facility space, enhancing information technology systems, and legal and other professional fees, among other expenses.

Other Income and Expense

Other income and expense consists primarily of interest expense related to our debt instruments and interest income earned on cash and cash equivalents.  A portion of the interest expense is non-cash expense relating to accretion of debt discounts and amortization of issuance costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2018

(data in thousands)	Three Months Ended March 31,		Change
	2017	2018	Amount	Percentage
Revenues:
Product revenue, net	$2,139	$50,172	$48,033	2,246%
License, collaboration and other revenues	934	(430)	(1,364)	n/m
Total revenues	3,073	49,742	46,669	1,519%

Expenses:
Cost of sales – product	444	9,997	9,553	2,152%
Cost of sales – intangible asset amortization	490	1,437	947	193%
Research and development	66,122	96,755	30,633	46%
Selling, general and administrative	69,262	93,607	24,345	35%
Acquired in-process research and development	—	—	—	—
Total expenses	136,318	201,796	65,478	48%

Loss from operations	(133,245)	(152,054)	(18,809)	14%
Other income (expense), net	(3,426)	(10,346)	(6,920)	202%
Loss before income taxes	(136,671)	(162,400)	(25,729)	19%

Provision for income taxes	54	416	362	670%

Net loss	$(136,725)	$(162,816)	$(26,091)	19%

n/m = not meaningful

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI/VARUBY in the U.S. and Europe.  The following table presents net product revenues by product for the three months ended March 31, 2017 and 2018, respectively (in thousands).

	Three months ended March 31,		Change
	2017	2018	Amount	Percentage
ZEJULA	$––	$48,869	$48,869	n/m
VARUBI/VARUBY	2,139	1,303	(836)	(39)%
Product revenue, net	$2,139	$50,172	$48,033	2,246%

n/m = not meaningful

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017, and in Europe late in the fourth quarter of 2017.  With respect to ZEJULA net product revenues for the three months ended March 31, 2018, the average net sales price per unit to us was approximately 90% of the Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit.

We began to recognize revenues on sales of VARUBI in the U.S. in the fourth quarter of 2015 and in Europe starting in the second quarter of 2017.  For the three months ended March 31, 2018 as compared to the same period in 2017, net VARUBI product revenues decreased due to lower unit sales volumes and higher discounts, rebates and chargebacks.  The average net sales price per unit to us was approximately 54% of WAC for the three months ended March 31, 2018 as compared to 62% of WAC for the same period in 2017. The percentage for the three months ended March 31, 2018 was impacted by a significant returns reserve for VARUBI IV units shipped prior to our determination in February 2018 to cease distribution of VARUBI IV.

License, Collaboration and Other Revenues.    License, collaboration and other revenues of $0.9 million for the three months ended March 31, 2017 relates to our license agreement with Janssen.  License, collaboration and other revenues of $(0.4) million for the three months ended March 31, 2018 includes a $(1.0) million reversal of milestone revenue recognized during 2015 and 2016 in connection with the Hengrui license agreement, due to our reassessment that the milestone is no longer probable of achievement, offset by $0.6 million in other revenues recognized from shipments of materials to Janssen and Takeda.

Cost of Sales - Product. Cost of sales of $0.4 million and $10.0 million for the three months ended March 31, 2017 and 2018, respectively, consists of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increase was primarily related to the U.S. launch of ZEJULA in April 2017.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the three months ended March 31, 2017 and 2018 were expensed prior to the respective initial regulatory approval dates, and therefore are not included in cost of sales during these periods.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which is expected by the end of 2018 for ZEJULA.

Cost of Sales - Intangible Asset Amortization. The amounts of $0.5 million and $1.4 million for the three months ended March 31, 2017 and 2018, respectively, consist of amortization of intangible assets recorded as a result of post-approval milestones paid to licensors.   The increase was primarily related to new milestone assets recorded during the year ended December 31, 2017 related to ZEJULA and VARUBY regulatory approvals.

Research and Development Expenses.  Research and development expenses were $66.1 million for the three months ended March 31, 2017, compared to $96.8 million for the three months ended March 31, 2018, an increase of $30.7 million.  Significant changes resulting in this increase included:

•

an increase of $13.3 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities, and costs related to research collaborations;

•

an increase of $12.5 million in costs associated with our immuno-oncology platform due to increased costs related to the TSR-042 and TSR-022 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•	an increase of $7.3 million in costs associated with our niraparib program, primarily related to development of a new tablet formulation of niraparib and increased costs of ongoing clinical trials.

In addition, stock-based compensation expense included in research and development expenses increased by $0.7 million, primarily due to increased awards of employee stock options and restricted stock units.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $69.3 million for the three months ended March  31, 2017, compared to $93.6 million for the three months ended March  31, 2018, an increase of $24.3 million.  The increase was primarily due to increases of: $11.5 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of ZEJULA, plus hiring to support our international operations; $5.7 million in professional and consulting fees and other expenses related to commercial and pre-commercial activities such as global marketing and promotional programs and market research as well as other corporate operational activities; and $7.0 million in stock-based compensation expense.

Acquired In-Process Research and Development.  There were no acquired in-process research and development expenses for the three months ended March  31, 2017 or 2018.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and our term loan, and interest income earned on cash and cash equivalents.  Interest expense increased by $7.8 million for the three months ended March 31, 2018 as compared to same period in 2017, primarily due to interest on the first tranche of the term loan, which we drew in December 2017.  Interest income increased by $0.8 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to higher yields on interest-bearing cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $499.0 million.  Since our inception in 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities, the issuance of convertible notes and a term loan financing.  From inception through March 31, 2018, we received $1.9 billion in total net cash proceeds from these sources.

Cash Flows

The following table presents the primary sources and uses of cash for each of the periods noted (in thousands):

	Three Months Ended March 31,
	2017	2018
Net cash provided by (used in):	(as revised)
Operating activities	$(114,581)	$(147,632)
Investing activities	(1,790)	(1,619)
Financing activities	3,315	4,497
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45	651
Decrease in cash, cash equivalents and restricted cash	$(113,011)	$(144,103)

Cash Flows from Operating Activities

The use of cash in operating activities during both the three months ended March 31, 2017 and 2018 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $33.1 million for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to higher costs associated with increased employee headcount and increased external expenses related to commercialization activities for ZEJULA.  Increases in headcount in research and development and general and administrative functions, as well as increased external research and development expenses for niraparib and our immuno-oncology portfolio, also contributed to the increase in cash used in operating activities.  Purchases of ZEJULA inventories during the three months ended March 31, 2018 also contributed to the increase.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2018 of $1.8 million and $1.6 million, respectively, consisted of purchases of property and equipment, primarily related to the expansions our leased premises at our corporate headquarters in Waltham, Massachusetts.

Cash Flows from Financing Activities

Cash proceeds from exercises of stock options increased from $3.3 million for the three months ended March 31, 2017 to $4.5 million for the three months ended March 31, 2018.

Operating Capital Requirements

We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to continue to increase over current levels as we incur increased costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the commercialization of ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs including niraparib, TSR-042, TSR-022 and TSR-033; (iii) activities under our research collaborations; (iv) expanding our international operations; and (v) other research and development activities and potential future collaborative or in-licensed development programs.  If we obtain regulatory approval for any of our product candidates in addition to our current product approvals, or in anticipation of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  We also expect to incur increasing selling, general and administrative costs associated with our anticipated growth and continuing operation as a multinational public company, and we will continue to incur substantial interest expense related to our outstanding debt.  The actual amount of many of these expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our clinical trial activity and commercialization efforts for our products and product candidates.

We may require additional capital for the continuing commercialization of our products, further development and potential commercialization of our product candidates, and cash interest obligations related to our outstanding debt.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  We may also need additional funds to pursue our strategy of in-licensing or acquiring additional product candidates and to meet our obligation to repay the principal of our term loan when due and to repay the Convertible Notes at maturity or, at our election, upon conversion.  We are subject to the risks incident to the development of new biopharmaceutical products, and to global expansion, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and cause increased uses of cash.

We will need to generate significant revenues to achieve profitability, and we may never do so. Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings and facilities, including an additional draw under our loan agreement, and we may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available to us on reasonable terms, if at all.  If we are unable to raise additional needed capital in sufficient amounts or on terms acceptable to us, we would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates and/or other areas of our business.  Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

We believe our currently available funds, including an additional draw under our loan agreement, and the cash we expect to generate from product sales will be sufficient to fund our existing cash flow requirements and our operations at their currently planned levels through at least the 12 months following the filing of this Quarterly Report on Form 10-Q.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements, both short and long-term, will depend on many factors, including:

•	our ability to generate revenues from sales of ZEJULA and, if approved, our other product candidates;

•	the cost of continuing to expand our development and commercial capabilities for our products and our product candidates, both in the U.S. and in certain foreign markets, including Europe;

•

the outcome, timing and cost of regulatory approvals by the FDA and comparable non-U.S. regulatory authorities and the potential that the FDA or comparable non-U.S. regulatory authorities may require that we perform more studies than those that we currently expect;

•	the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities for niraparib and our immuno-oncology antibody product candidates;

•	the cost and timing of clinical development activities for niraparib;

•	the cost and timing of preclinical and clinical development and manufacturing activities associated with our immuno-oncology antibody product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights that we own or control;

•	the cost of acquiring or in-licensing global rights for additional product candidates;

•	the amount and timing of potential conversion requests, if any, and interest expense associated with our Convertible Notes; and

•	our need to repay amounts due under our loan agreement.

If we lack sufficient capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

For a description of our other critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have not been any material changes to our critical accounting policies since December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART IIOTHER INFORMATION

Item 1. Legal Proceedings.

A putative class action complaint was filed on January 17, 2018 in the United States District Court for the District of Massachusetts, entitled Roger Bowers v. TESARO Incorporated (sic), et. al., Case No. 18-10086.  The complaint alleges that we and our Chief Executive Officer and our Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between March 14, 2016 and January 12, 2018.  On March 19, 2018, six separate applicants filed motions seeking appointment as lead plaintiff.  Four of these applicants subsequently withdrew their motions or indicated that they did not oppose a competing motion filed by another applicant.  The Court has not yet ruled on the remaining motions or selected a lead plaintiff.    The Court has also not set a trial date for this matter.  We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously.

Item 1A. Risk Factors.

An investment in our stock involves a high degree of risk.  You should carefully consider the following discussion of risk factors, in its entirety, in addition to the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 and the other filings we make with the SEC.  We cannot assure you that any of the events discussed in the risk factors below or in our other filings will not occur.  These risks, or other events that we do not currently anticipate or that we currently deem immaterial, may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

There are a number of large pharmaceutical and biotechnology companies that market and sell products or are pursuing the development of products that compete or we expect will compete with ZEJULA.  There are currently two commercially available PARP inhibitors other than ZEJULA.  AstraZeneca Plc’s LYNPARZATM (olaparib) was initially approved by the FDA for use by ovarian cancer patients with a germline BRCA mutation, and was granted a new approval in August 2017 by the FDA for use as a maintenance treatment for recurrent, epithelial ovarian, fallopian tube or primary peritoneal adult cancer who are in response to platinum-based chemotherapy, regardless of BRCA status.  In February 2018, LYNPARZA received a positive opinion from the Committee for Medicinal Products for Human Use, or the CHMP, of the European Medicines Agency, or EMA, for a new tablet formulation and a broad maintenance label, which is expected to lead to an EC marketing authorization in the near future.  In addition, Clovis Oncology, Inc.’s RUBRACATM (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies.  In April 2018, the FDA granted an expanded approval of RUBRACA for the maintenance treatment of adult women with recurrent ovarian cancer who have responded to their latest treatment with platinum chemotherapy, regardless of BRCA status, and in March 2018, the CHMP issued a positive opinion recommending the granting of a conditional approval for RUBRACA as a third line treatment of adult women with platinum sensitive, relapsed or progressive ovarian cancer with a BRCA-mutation and who are unable to tolerate further platinum chemotherapy.  We believe there are also several additional products in clinical development targeting the PARP pathway, as detailed in Part I, Item 1, “Business – Competition” of our Annual Report on Form 10-K for the year ended December 31, 2017.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EMA, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.  In addition to other PARP inhibitors, ZEJULA also competes with AVASTINTM (bevacizumab), Roche’s angiogenesis inhibitor.  AVASTIN is FDA- and EMA-approved in combination with chemotherapy for the treatment of recurrent ovarian cancer following platinum-containing chemotherapy (platinum-sensitive and platinum-resistant) and has been approved by the EMA, in combination with chemotherapy, for front-line treatment.  In the U.S., it is currently under FDA review for the front-line setting.

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

For further detail on the specific competition that VARUBI/VARUBY, ZEJULA and our immuno-oncology antibody product candidates face, see Part I, Item 1, “Business – Competition” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Significant changes in U.S. and international trade policies that restrict imports or increase tariffs could have a material adverse effect on our results of operations.

We depend on third-party manufacturers and suppliers outside of the United States, including China, in connection with the manufacture of certain of our products and product candidates.  Accordingly, our business is subject to risks associated with international manufacturing.  For example, the Trump Administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and has increased tariffs on certain goods imported into the United States from China.  The institution of additional protectionist trade measures could adversely affect our manufacturing costs, and in turn our business, financial condition, operating results and cash flows.

Risks Related to Our Dependence on Third Parties

We have no manufacturing facilities, and we are dependent on a limited number of third-party manufacturers for the manufacture and supply of ZEJULA, VARUBI, VARUBY and our product candidates, including our immuno-

oncology assets.  If we experience problems with any of these third parties, the manufacturing of our products or our product candidates could be delayed, which could cause significant harm to our competitive position and our ability to generate and grow revenues from our approved products, to our ability to complete clinical trials and obtain regulatory approval for our product candidates, and to our future results of operations.

We do not own or operate facilities for the manufacture of our products or product candidates.  Our ability to successfully develop and commercialize our products and our product candidates will require us to establish large scale manufacturing capabilities through our contract manufacturing organizations, or CMOs.  We currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  We currently work with two CMOs for the production of ZEJULA drug substance, and one other CMO, for ZEJULA drug product supply, for our clinical and commercial needs.  We currently work with one CMO for the production of rolapitant drug substance used for VARUBI and VARUBY, and one CMO for commercial production of VARUBI and VARUBY.

As we continue to commercialize ZEJULA and VARUBI/VARUBY and develop our other product candidates, including our immuno-oncology assets, we will have a greater need for both clinical study supply and commercial manufacturing capacity.  We have limited experience manufacturing pharmaceutical products on a commercial scale, and some of our suppliers, including our supplier of ZEJULA drug product, and our suppliers of both drug substance and drug product for our immuno-oncology assets, have limited capacity and will need to continue to increase their scale of production to meet our projected needs for both clinical and commercial manufacturing.  Manufacturing commercial quantities of our products, including ZEJULA, to meet our projections will require our third-party manufacturers to invest substantial additional funds to increase capacity and to hire and retain additional personnel who have applicable large-scale commercial manufacturing experience.  Our third-party manufacturers may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.  Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at an acceptable cost or in sufficient quantities or in a timely manner necessary to make commercially successful products, or may require us to pay significant costs, including for capital improvements to their facilities.

If our contract manufacturers or other third parties fail to deliver our products, including ZEJULA, for commercial sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend commercialization of our current products or other potential future products, which would likely cause significant harm to our competitive position in the marketplace and our ability to generate and grow revenues from our approved products, and to our future results of operations.

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

Any significant disruption in our supplier relationships could severely harm our business.  We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers.  For example, we source key raw materials for ZEJULA drug substance from one supplier.  Such suppliers may not sell these key materials to us or our manufacturers at the times we need them or on commercially reasonable terms.  In certain cases, we do not have any control over the process or timing of the acquisition of these key materials by our manufacturers.  Any significant delay in the supply of a product or product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.  If our manufacturers or we are unable to purchase these key materials for products or product candidates after regulatory approval, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our products and product candidates.

Because we have relied and plan to continue to rely on third parties for the foregoing preclinical and clinical functions, our internal capacity to perform these functions is limited.  Switching or adding additional CMOs involves additional cost, requires management time and focus, and could result in substantial delays in our development programs.  Identifying, qualifying and managing the performance of third-party service providers can be difficult, time consuming and cause delays in our development programs.  In addition, there is a natural transition period when a new CMO commences work and the new CMO may not provide the same type or level of services as the original provider.  If any of our relationships with our third-party CMOs terminates, we may not be able to enter into arrangements with alternative CMOs or do so on commercially reasonable terms.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*+	Seventh Amendment to 1000 Winter Street Lease Agreement, dated October 10, 2017, by and between the Company and BP Bay Colony LLC.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential Treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

+This exhibit is a corrected version of the exhibit that was previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	May 3, 2018

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	May 3, 2018