Form 10-Q
period 2018-06-30
TESARO, Inc.
filed 2018-08-03
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 54,910,079 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$643,095	$575,104
Accounts receivable	53,416	35,679
Inventories	57,939	87,406
Other current assets	33,511	36,924
Assets held for sale	—	22,299
Total current assets	787,961	757,412

Intangible assets, net	56,384	36,624
Property and equipment, net	9,652	10,657
Restricted cash	2,552	2,556
Other assets	5,636	3,204
Total assets	$862,185	$810,453

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,172	$12,925
Accrued expenses	154,808	159,447
Deferred revenue, current	324	437
Other current liabilities	6,902	11,371
Total current liabilities	166,206	184,180

Convertible notes, net	143,446	149,793
Long-term debt, net	293,659	490,125
Deferred revenue, non-current	211	164
Other non-current liabilities	9,577	7,739
Total liabilities	613,099	832,001

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both December 31, 2017 and June 30, 2018; no shares issued or outstanding at both December 31, 2017 and June 30, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both December 31, 2017 and June 30, 2018; 54,464,039 and 54,897,095 shares issued and outstanding at December 31, 2017 and June 30, 2018, respectively	5	5
Additional paid-in capital	1,724,850	1,785,696
Accumulated other comprehensive loss	(5,882)	(7,895)
Accumulated deficit	(1,469,887)	(1,799,354)
Total stockholders’ equity (deficit)	249,086	(21,548)
Total liabilities and stockholders’ equity (deficit)	$862,185	$810,453

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenues:
Product revenue, net	$28,829	$56,528	$30,968	$106,700
License, collaboration and other revenues	635	680	1,569	250
Total revenues	29,464	57,208	32,537	106,950

Expenses:
Cost of sales – product	3,620	13,513	4,064	23,510
Cost of sales – intangible asset amortization	2,979	1,498	3,469	2,935
Research and development	71,400	97,608	137,522	194,363
Selling, general and administrative	92,979	100,033	162,241	193,640
Acquired in-process research and development	7,000	—	7,000	—
Total expenses	177,978	212,652	314,296	414,448
Loss from operations	(148,514)	(155,444)	(281,759)	(307,498)

Interest expense	(4,426)	(12,830)	(8,693)	(24,922)
Interest income	959	1,534	1,800	3,199
Other income	—	81	—	162
Loss before income taxes	(151,981)	(166,659)	(288,652)	(329,059)

Provision for (benefit from) for income taxes	78	(8)	132	408

Net loss	$(152,059)	$(166,651)	$(288,784)	$(329,467)

Net loss per share applicable to common stockholders - basic and diluted	$(2.82)	$(3.04)	$(5.36)	$(6.02)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	53,982	54,845	53,834	54,731

Comprehensive income (loss):
Net loss	$(152,059)	$(166,651)	$(288,784)	$(329,467)
Other comprehensive income (loss):
Unrealized gain on pension obligation	46	61	91	124
Foreign currency translation adjustments	255	(2,598)	290	(2,137)
Other comprehensive income (loss)	301	(2,537)	381	(2,013)
Comprehensive income (loss)	$(151,758)	$(169,188)	$(288,403)	$(331,480)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Six Months Ended June 30,
	2017	2018
	(as revised)
Operating activities
Net loss	$(288,784)	$(329,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	7,000	—
Depreciation and amortization expense	4,931	5,097
Stock-based compensation expense	41,909	54,537
Non-cash interest expense	5,672	6,813
Changes in operating assets and liabilities:
Accounts receivable	(16,954)	17,477
Inventories	(6,959)	(34,314)
Other assets	(10,950)	2,743
Accounts payable	(5,146)	8,778
Accrued expenses	19,746	1,158
Deferred revenues	(46)	76
Other liabilities	94	2,915
Net cash used in operating activities	(249,487)	(264,187)

Investing activities
Acquisition of product candidates, technology licenses and milestone payments	(42,000)	—
Purchase of property and equipment	(4,309)	(3,172)
Net cash used in investing activities	(46,309)	(3,172)

Financing activities
Proceeds from term loan, net of issuance costs	—	196,000
Proceeds from sale of common stock, net of issuance costs	(8)	—
Proceeds from exercise of stock options and Employee Stock Purchase Plan	18,348	5,367
Net cash provided by financing activities	18,340	201,367

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	366	(1,999)
Decrease in cash, cash equivalents, and restricted cash	(277,090)	(67,991)
Cash, cash equivalents, and restricted cash at beginning of period	787,866	645,954
Cash, cash equivalents, and restricted cash at end of period	$510,776	$577,963

Non-cash investing and financing activities
Stock option exercise proceeds receivable as of period end	$35	$312
Leasehold improvement assets funded by lessor	$585	$—
Purchase of property and equipment - cash not paid as of period end	$118	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$3,019	$20,093
Income taxes paid	$315	$268

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	December 31,	June 30,
	2017	2018
Cash and cash equivalents	$643,095	$575,104
Restricted cash included in other current assets	307	303
Restricted cash, noncurrent	2,552	2,556
Total cash, cash equivalents and restricted cash	$645,954	$577,963

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

The Company’s product ZEJULA® is approved in both the U.S. and the European Union, or EU, as a maintenance treatment for adults with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  In June 2018, the Company entered into an agreement with TerSera Therapeutics LLC, or TerSera, pursuant to which the Company sold to TerSera its rights to VARUBI® (rolapitant) in the United States and Canada, and the transaction closed in July 2018.  See Note 13, “VARUBI Transaction and Assets Held for Sale”, for additional details. We are continuing to market VARUBY in Europe.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings and to a lesser extent through product sales and license and collaboration arrangements.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company believes that its currently available funds, in addition to cash generated from sales of its products, will be sufficient to fund the Company’s operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.  If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2017 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

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

Fair Value of Financial Instruments

The Company discloses information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values.  The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs.  The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of investment credit quality.  The hierarchy defines three levels of valuation inputs:

Level 1 inputs      Quoted prices in active markets for identical assets or liabilities

Level 2 inputs      Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs     Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2017 and June 30, 2018 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		December 31, 2017
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$593,955	$593,955	$—	$—
Total assets		$593,955	$593,955	$—	$—

		June 30, 2018
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$492,858	$492,858	$—	$—
Total assets		$492,858	$492,858	$—	$—

The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year.  As of June 30, 2018, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $149.8 million and the estimated fair value of the principal amount was $300.9 million.  As of June 30, 2018, the carrying value of the Company’s borrowing under its term loan agreement approximated its fair value.  The Convertible Notes and the term loan agreement are discussed in more detail in Note 5, “Debt”.

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

Comprehensive Loss

Comprehensive loss represents the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on pension obligations.  The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

	Foreign currency translation adjustments	Unrealized loss on pension liability	Total
Balance at December 31, 2016	$(142)	$(2,782)	$(2,924)
Other comprehensive (loss) income	91	290	381
Balance at June 30, 2017	$(51)	$(2,492)	$(2,543)

Balance at December 31, 2017	$259	$(6,141)	$(5,882)
Other comprehensive (loss) income	(2,137)	124	(2,013)
Balance at June 30, 2018	$(1,878)	$(6,017)	$(7,895)

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

In November 2016, the FASB issued ASU No. 2016-18, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows.  ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented.  The Company adopted this ASU effective January 1, 2018.  The adoption of this guidance required the following changes and disclosures to the presentation of the condensed consolidated financial statements:

•

Cash, cash equivalents and restricted cash and cash equivalents reported on the condensed consolidated statements of cash flows now includes restricted cash and cash equivalents and totals $646.0 million and $578.0 million as of December 31, 2017 and June 30, 2018, respectively.

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

New Accounting Pronouncements – Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases.  This ASU also requires additional disclosures.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The new standard must be applied using a modified retrospective transition approach that requires application of the new guidance for all periods presented, with certain practical expedients available pursuant to ASU No. 2018-10, issued in July 2018.  Although its assessment is not complete, the Company currently expects the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to its consolidated balance sheets, primarily relating to leases of office space.

In June 2018, the FASB issued ASU No. 2018-07, which simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company is assessing the impact of the adoption of this guidance on its condensed consolidated financial statements, and whether or not to adopt early.

3.  Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s outstanding stock options, Employee Stock Purchase Plan awards, unvested restricted stock units, or RSUs, and shares issuable upon conversion of the Convertible Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2017	2018
Outstanding stock options and Employee Stock Purchase Plan	7,204	7,915
Unvested restricted stock units	1,158	2,158
Shares issuable upon conversion of Convertible Notes	3,932	5,728
	12,294	15,801

In September 2014, the Company issued Convertible Notes, which provide in certain situations for the conversion of the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at a predefined conversion rate.  See Note 5, “Debt”, for additional information.  In conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties.  The Capped Calls are generally expected to reduce the potential dilution upon conversion of the Convertible Notes.

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  As of June 30, 2018, the share figure in the table above represents the estimated shares that would be issued, assuming settlement in shares of all of the outstanding Convertible Notes.

4. Inventories

The following table presents inventories as of December 31, 2017 and June 30, 2018 (in thousands):

	December 31,	June 30,
	2017	2018
Raw materials	$17,876	$15,840
Work in process	38,629	70,080
Finished goods	1,434	1,486
Total inventories	$57,939	$87,406

Inventories are related to the Company’s approved products, primarily ZEJULA.  If future sales of its approved products are less than expected, the Company may be required to write down the value of such inventories.  As of June 30, 2018, $5.5 million of VARUBI inventories were reclassified as assets held for sale on the condensed consolidated balance sheet in connection with the VARUBI divestiture transaction further described in Note 13, “VARUBI Transaction and Assets Held for Sale”.

5.  Debt

Our outstanding debt obligations consisted of the following (in thousands):

	December 31,	June 30,
	2017	2018
Convertible notes, net	$143,446	$149,793
Term loan, net	293,659	490,125
Total long-term debt	$437,105	$639,918

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

As of June 30, 2018, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $149.8 million and the estimated fair value of the principal amount was $300.9 million.  As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.

The following table presents total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Contractual interest expense	$1,509	$1,509	$3,019	$3,019
Amortization of debt discount	2,779	3,139	5,394	6,092
Amortization of debt issuance costs	136	125	279	255
Total interest expense	$4,424	$4,773	$8,692	$9,366

2017 Term Loan Agreement

In November 2017, the Company entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC and affiliates, or the Lenders.  The Lenders agreed to provide up to an aggregate principal amount of $500.0 million in two tranches, with the first tranche equal to $300.0 million, or Tranche A, and the second in an amount between $50.0 million and $200.0 million at the Company’s discretion, or Tranche B.  The Company drew Tranche A on December 6, 2017 and $200.0 million in principal on Tranche B on June 29, 2018.  Both tranches have a maturity date of December 6, 2024, with payments of principal commencing in the fourth quarter of 2019 for Tranche A and the second quarter of 2020 for Tranche B.  Borrowings under the Tranche A and Tranche B loans bear interest at rates equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of 8% per annum and 7.5% per annum, respectively (with the LIBOR rate subject to a floor of 1% and cap equal to the LIBOR rate as of the Tranche A closing date plus 1.5%).  The loans have an up-front fee of 2% on the funded amount of each tranche, payable at the applicable closing date.

Both Tranche A and Tranche B of the Loan Agreement were recorded on the condensed consolidated balance sheets, net of debt discounts of $6.0 million and $4.0 million, respectively, in up-front fees assessed by the Lenders at the time of the borrowings.  The debt discounts and deferred financing costs of $0.4 million are being amortized to interest expense using the effective interest method over the same term.  The effective annual interest rate of the outstanding debt under both Tranche A and Tranche B is approximately 10%.

 For the three and six months ended June 30, 2018, respectively, the Company recognized $8.1 million and $15.6 million of interest expense related to the Loan Agreement, including $0.2 million and $0.5 million related to the accretion of debt discounts and deferred financing costs.

6.  Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	December 31,	June 30,
	2017	2018
Research and development	$55,949	$67,261
Salaries, bonuses and other compensation	33,717	26,882
Product revenue allowances	22,847	18,781
Inventory	16,469	22,326
Sales and marketing	6,701	6,107
Royalties	6,552	6,500
Professional services	3,944	2,630
Other	8,629	8,960
Total accrued expenses	$154,808	$159,447

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

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Research and development	$7,862	$8,303	$14,987	$16,243
Selling, general and administrative	15,646	20,429	26,922	38,922
Subtotal	23,508	28,732	41,909	55,165
Capitalized stock-based compensation costs	—	(323)	—	(628)
Stock-based compensation expense included in total expenses	$23,508	$28,409	$41,909	$54,537

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2017	6,908,313	$52.00
Granted	1,490,885	55.39
Exercised	(157,402)	36.07
Cancelled	(376,325)	81.60
Outstanding at June 30, 2018	7,865,471	$51.54

Vested at June 30, 2018	4,940,628	$40.93

At June 30, 2018, there was approximately $112.8 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.59 years.

Restricted Stock Units

The following table presents a summary of the Company’s RSU activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2017	1,159,118	$115.01
Granted	1,444,268	58.36
Vested	(268,608)	106.44
Forfeited	(176,731)	98.43
Unvested restricted stock units at June 30, 2018	2,158,047	$79.52

At June 30, 2018, there was approximately $149.0 million of unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.98 years.

ESPP

Under the Company’s 2012 ESPP, as amended, an aggregate of 550,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of June 30, 2018, 426,859 shares remained available for issuance.  During the six months ended June 30, 2017 and 2018, the Company issued 17,684 and no shares under the 2012 ESPP, and recognized approximately $1.0 million and $0.9 million in related stock-based compensation expense, respectively.

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement.  Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments.  If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision.  As of June 30, 2018, the Company’s uncertain tax positions were subject to valuation allowances.

As of June 30, 2018, the Company continues to consider interpretations of the application of SEC Staff Accounting Bulletin No. 118, and has not finalized incremental accounting adjustments related to the Tax Cuts and Jobs Act of 2017, or the Tax Act.  However, the Company currently does not expect any material incremental accounting adjustments related to the Tax Act.

The Company recorded $0.1 million in provision for income taxes for the three months ended June 30, 2017, a negligible benefit for income taxes for the three months ended June 30, 2018, and $0.1 million and $0.4 million provisions for the six months ended June 30, 2017 and 2018, respectively.  The provision for income taxes consists of current tax expense, which relates primarily to the Company’s subsidiary operations in non-U.S. tax jurisdictions.

9. Intangible Assets

The following table presents intangible assets as of December 31, 2017 and June 30, 2018 (in thousands):

	December 31,	June 30,
	2017	2018	Estimated useful life
Acquired and in-licensed rights	$64,665	$39,665	13-15	Years
Less accumulated amortization	(8,281)	(3,041)
Total intangible assets, net	$56,384	$36,624

The Company recorded $3.0 million and $1.5 million in amortization expense related to intangible assets during the three months ended June 30, 2017 and 2018, respectively, and $3.5 million and $2.9 million during the six months ended June 30, 2017 and 2018, respectively.  Estimated future amortization expense for intangible assets as of June 30, 2018 is $1.5 million for the remainder of 2018, $2.9 million per year for 2019, 2020, 2021, and 2022, and $23.5 million thereafter.  As of June 30, 2018, $16.8 million of intangible assets (net book value) were reclassified as assets held for sale on the condensed consolidated balance sheet in connection with the VARUBI divestiture transaction further described in Note 13, “VARUBI Transaction and Assets Held for Sale”.

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

Future minimum rental commitments under the Company’s leased properties as of June 30, 2018 were $6.1 million for the remainder of 2018 and $12.1 million, $7.9 million, $3.8 million, $3.6 million and $2.3 million for the years ending December 31, 2019, 2020, 2021, 2022 and thereafter, respectively.

The Company has entered into agreements with certain vendors for the provision of services, including services related to commercial manufacturing, data management and clinical operation support, that the Company is not able to terminate for convenience under its contracts, and thus avoid any and all future obligations to the vendors.  Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.

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

A putative class action complaint was filed on January 17, 2018 in the United States District Court for the District of Massachusetts, captioned Roger Bowers v. TESARO Incorporated (sic), et. al., Case No. 18-10086.  The complaint alleges that the Company and its Chief Executive Officer and Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 14, 2016 and January 12, 2018.  On March 19, 2018, six separate applicants filed motions seeking appointment as lead plaintiff.  Four of these applicants subsequently withdrew their motions or indicated that they did not oppose a competing motion filed by another applicant.  On May 4, 2018, the Court entered an order appointing one of the two remaining applicants – Zev Crawley – as the lead plaintiff and approving his selection of lead counsel for the class.  On June 8, 2018, the lead plaintiff moved the Court for an order prohibiting the Company from enforcing the terms of its confidentiality agreements against former Company employees who provide information to the lead plaintiff in the course of his investigation.  The Company opposed the motion and, on July 13, 2018, the Court entered an order denying the lead plaintiff’s motion and instructing the parties to meet and confer regarding either a joint proposed order or competing proposals regarding interviews with former Company employees.  The Court has not set a trial date.  The Company believes that the allegations contained in the complaint are without merit and intends to defend the case vigorously.

On May 19, 2018, a putative stockholder derivative action was filed, purportedly for the Company’s benefit, in the United States District Court for the District of Delaware against eleven of the Company’s directors and/or officers.  The action is styled Dai v. Moulder, et, al., Case no.: 1:18-cv-00773 (D. Del.) and contains substantive disclosure allegations similar to those alleged in the Bowers action.  Additionally, the complaint in the Dai action alleges that the defendants breached their fiduciary duties by failing to maintain proper internal controls, wasting corporate assets through a write-down, awarding themselves excessive compensation, and by engaging in insider trading.  The Complaint contains counts for: (1) alleged violations of Section 14(a) of the Securities Exchange Act of 1934; (2) breach of fiduciary duty for failure to maintain proper internal controls, making false and misleading statements and corporate waste; (3) breach of fiduciary for excessive compensation; (4) unjust enrichment; and (5) waste of corporate assets.  The Complaint seeks, among other things, an award of an unspecified amount of damages to the Company, a series of supposed governance reforms, restitution and costs and expenses (including attorneys’ fees).  On June 25, 2018, the Court entered a joint stipulation by the parties staying the Dai action until and through disposition of a motion to dismiss that is anticipated to be filed in the Bowers action.  The Company intends to vigorously defend the Dai action.

On June 29, 2018, a putative stockholder derivative action was filed, purportedly for the Company’s benefit, in the United States District Court for the District of Massachusetts against eleven of the Company’s directors and/or officers.  The action is styled Friedt v. Moulder, et al., Case No. 1-18-cv-11374 (D. Mass.) and contains substantive disclosure allegations similar to those alleged in the Bowers action and substantive derivative allegations similar to those alleged in the Dai action.  The complaint in the Friedt action contains counts for: (1) alleged violations of Section 14(a) of the Securities Exchange Act of 1934; (2) breach of fiduciary duty for failure to maintain proper internal controls, making false and misleading statements and corporate waste; (3) waste of corporate assets; and (4) unjust enrichment.  The Complaint seeks, among other things, an award of an unspecified amount of damages to the Company, a series of supposed governance reforms, restitution and costs and expenses (including attorneys’ fees).  No defendant has yet responded to the Complaint.  The Company intends to vigorously defend the Friedt action.

The Company has not recorded any estimated liabilities associated with these legal proceedings as it does not believe that such liabilities are probable.

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

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI/VARUBY.  The Company commenced sales of ZEJULA in the U.S. in April 2017 and in Europe in December 2017.  For the six months ended June 30, 2018, sales of ZEJULA in Europe accounted for over 20% of total net ZEJULA product revenues.  The following tables present net product revenues by product for the three and six months ended June 30, 2017 and 2018, respectively (in thousands):

	Three months ended June 30,
	2017	2018
ZEJULA	$25,945	$53,894
VARUBI/VARUBY	2,884	2,634
Product revenue, net	$28,829	$56,528

	Six months ended June 30,
	2017	2018
ZEJULA	$25,945	$102,763
VARUBI/VARUBY	5,023	3,937
Product revenue, net	$30,968	$106,700

The following tables summarize activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2017 and 2018 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2016	$177	$1,312	$18	$1,507
Provision related to current period sales	3,251	3,264	73	6,588
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(2,730)	(2,343)	—	(5,073)
Balance at June 30, 2017	$698	$2,295	$91	$3,084

Balance at December 31, 2017	$2,088	$6,450	$16,350	$24,888
Provision related to current period sales	7,437	8,229	299	15,965
Adjustment related to prior period sales	(268)	(53)	—	(321)
Credit or payments made during the period	(8,231)	(7,620)	(4,873)	(20,724)
Balance at June 30, 2018	$1,026	$7,006	$11,776	$19,808

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

The following tables present changes in the Company’s contract assets and liabilities during the six months ended June 30, 2017 and 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended June 30, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities	$400	$—	$(47)	$353

Six months ended June 30, 2018
Contract assets	$1,000	$—	$(1,000)	$—
Contract liabilities	$306	$—	$(48)	$258

During the three and six months ended June 30, 2017 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,
	2017	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$24	$24
Performance obligations satisfied in previous periods	$—	$—

	Six Months Ended June 30,
	2017	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$47	$48
Performance obligations satisfied in previous periods	$—	$(1,000)

The $(1.0) million noted above for the six months ended June 30, 2018 was a reversal of license revenue based on a re-evaluation of the probability of a milestone being achieved, as more fully described in Note 12, “Collaboration Arrangements”, under “Jiangsu Hengrui Medicine Co., Ltd”.

12. Collaboration Arrangements

Merck Collaboration

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three and six months ended June 30, 2018, the Company incurred $1.4 million and $3.2 million in external costs related to this study, of which $0.7 million and $1.6 million is reimbursable by Merck, respectively.  At June 30, 2018, $1.8 million of cost-sharing receivable from Merck has been recorded in other current assets on the condensed consolidated balance sheets.

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

Revenue associated with the transfer of the license was fully recognized during the third quarter of 2017, the performance obligation is fully satisfied, and no changes have occurred in the transaction price during the three and six months ended June 30, 2018.

Revenue associated with the initial supply of niraparib materials will be recognized when delivered to Takeda.  During the three and six months ended June 30, 2018, the Company recognized no revenue and $0.1 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss related to materials delivered to Takeda.  No revenues were recognized during the three and six months ended June 30, 2017.  No changes have occurred in the transaction price of previously delivered goods during the three and six months ended June 30, 2018.

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

Revenue associated with the transfer of the license was fully recognized during the second quarter of 2016, the performance obligation is fully satisfied, and no changes have occurred in the transaction price during the three and six months ended June 30, 2018.

Revenue associated with the Joint Committees performance obligation, $0.5 million, is being recognized on a straight-line basis over a period of five years, which, in management’s judgment is the best measure of progress toward satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation to participate in the Joint Committees.  The remaining transaction price of $0.3 million is recorded in deferred revenue as of June 30, 2018 on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 33 months.

Revenue associated with providing materials supply is recognized when the material is delivered to Janssen.  During the three and six months ended June 30, 2017 and 2018, the Company recognized $0.6 million and $1.6 million, and $0.2 million and $0.7 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss related to materials delivered to Janssen.  No changes have occurred in the transaction price of previously delivered goods during the three months ended June 30, 2018.

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

The Company identified three performance obligations under the contract.  Revenue associated with all three performance obligations was fully recognized during 2016, the performance obligations are fully satisfied, and no changes have occurred in the transaction price during the three months ended June 30, 2018.  No revenue was recognized during the three and six months ended June 30, 2017 and 2018.

Jiangsu Hengrui Medicine Co., Ltd.

In July 2015, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui licensed the rights to develop, manufacture and commercialize rolapitant in the

China Territories.  The Company received a $1.0 million up-front, non-refundable license fee from Hengrui in the fourth quarter of 2015.  The Company has evaluated the terms of this arrangement under Topic 606 and has determined that there are two performance obligations: (1) exclusive license with rights to develop, manufacture and commercialize rolapitant in the China Territories; and (2) provision of technical assistance related to the know-how transfer for the development of the rolapitant formulations.  The Company further determined that the transaction price for this arrangement included the $1.0 million up-front consideration received and a future regulatory development milestone of $1.0 million.  This future milestone payment relates to the submission of the clinical trial application with the China Food and Drug Administration.  The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

All performance obligations were recognized in 2015 and 2016, including a $1.0 million future regulatory development milestone that the Company assessed as probable.  During the first quarter of 2018, Hengrui ceased development activities related to the licensed product and the Company and Hengrui have begun the process of formally terminating the license agreement.  Accordingly, the Company re-evaluated the probability of the milestone, including its impact on the transaction price, and recognized a $1.0 million reversal of license revenue during the three months ended March 31, 2018.  No revenue was recognized during the three months ended June 30, 2018 and the three and six months ended June 30, 2017.

13.  VARUBI Transaction and Assets Held for Sale

On June 28, 2018, the Company entered into an Asset Purchase Agreement, or the APA, with TerSera, pursuant to which the Company sold to TerSera its rights to rolapitant in the U.S. and Canada, or the Territory, for an initial purchase price of $40.0 million in cash, with $35.0 million paid at closing and an additional $5.0 million to be paid by January 12, 2020.  This transaction, or the Sale, closed on July 12, 2018.  The Sale includes both the oral formulation of rolapitant distributed and sold under the brand name VARUBI®, or the Oral Product, and the intravenous formulation of rolapitant sold under the brand name VARUBI® IV, or the IV Product and, together with the Oral Product, the Products.

Pursuant to the APA, the Company will also be eligible to receive certain post-closing royalties and milestone payments.  For a period of twelve years after consummation of the Sale, or the Royalty Term, TerSera will pay to the Company a percentage of any consideration for (i) the transfer of intellectual property rights relating to future sales of rolapitant, and (ii) the license or sublicense of any intellectual property rights related to rolapitant, in each case, to the extent allocable to non-oncology indications.  TerSera will also pay to the Company milestone payments of (a) $10.0 million each time the marketing approval for a new indication of rolapitant in the U.S. is first granted, and (b) $10.0 million the first time aggregate net sales of a reformulated version of the IV Product during a calendar year reach or exceed $50.0 million.  In addition, during the Royalty Term, TerSera will pay to the Company a royalty at the rate of 20% of the aggregate net sales of the IV Product in the Territory for any calendar year in which such sales reach or exceed $100.0 million, on the net sales that exceed such threshold.

In connection with the Sale, the Company assigned to TerSera its rights and obligations under a number of commercial contracts, including (i) the Company’s contracts with commercial manufacturing organizations for the global supply of rolapitant, except for certain contracts that are specific to packaging outside of the Territory, and (ii) the Company’s exclusive license agreement with OPKO Health, Inc. dated December 10, 2010, as previously amended, for certain patent rights and know-how related to rolapitant.  Simultaneously with closing of the Sale, the Company and TerSera entered into a license agreement pursuant to which TerSera granted the Company an exclusive sublicense under such patent rights and to such know-how for the development and commercialization of the Products outside of the Territory.

As the Sale closed subsequent to June 30, 2018, the Company has not recorded any gain or loss related to the Sale in its condensed consolidated statements of operations for the three and six months ended June 30, 2018. The Company expects to recognize a pre-tax gain on divestiture in the range of $15.0 million to $20.0 million from the Sale in its condensed consolidated statements of operations for the three and nine months ending September 30, 2018.   The Company has reclassified VARUBI-related inventory (current) and intangible assets (non-current) as assets held for sale in its condensed consolidated balance sheet as of June 30, 2018.  No other assets or liabilities were included in the Sale.  The Company determined that the divestiture of VARUBI does not qualify for reporting as a discontinued operation, as the divestiture does not constitute a strategic shift that will have a major effect on the Company’s operations and its financial results.

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

Examples of forward-looking statements contained in this report include statements regarding the following: our commercialization plans for niraparib and rolapitant, including the progress of the commercial launches of ZEJULA® (niraparib) in the U.S. and Europe; our intent to in-license or acquire additional product candidates; our expectations regarding product revenues and license, collaboration and other revenues; our expectation that research and development and selling, general and administrative expenses will increase in the future; our expectations regarding the timing and design of our development plans, the timing of regulatory filings, and the timing of data from clinical trials, including with respect to each of our niraparib, TSR-042, TSR-022 and TSR-033 programs; our expectations regarding new clinical trials of our product candidates, including the commencement and timing thereof; our expectations regarding our discovery and development plans for immunotherapy antibodies, including the timing thereof; our anticipated milestone and royalty payment obligations; our expectations that our operating losses and negative operating cash flows will continue, and possibly increase, for the foreseeable future; our intent to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares of common stock; the expected impact of new accounting pronouncements on our financial results; and our needs for additional capital and the forecast of the period of time through which our financial resources will be adequate to support our operations.

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

TESARO, the TESARO logo, and ZEJULA are trademarks of TESARO, Inc. in the United States and in other selected countries.  All other brand names or trademarks appearing in this report are the property of their respective holders.  Unless the context requires otherwise, references in this report to “TESARO”, the “Company,” “we,” “us,” and “our” refer to TESARO, Inc.

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

In January 2018, after post-marketing reports of side effects experienced following the commercial introduction of VARUBI IV, we updated the VARUBI IV package insert, including modifications to the contraindications, warnings and precautions, and adverse reactions sections, and issued a “Dear Healthcare Professional Letter” to healthcare providers to highlight the updates.  In February 2018, we determined that we would cease marketing and distribution of VARUBI IV and pursue strategic alternatives for the VARUBI brand.  In June 2018, we entered into an agreement with TerSera Therapeutics LLC, or TerSera, pursuant to which we sold to TerSera our rights to VARUBI in the United States and Canada, and the transaction closed in July 2018.  We are continuing to market VARUBY in Europe.  For additional details, see Note 13, “VARUBI Transaction and Assets Held for Sale”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report on Form 10-Q.

Recently, we have also reported data from various ongoing clinical trials of niraparib and TSR-042 (our anti-PD-1 antibody), as summarized below:

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

•

In June 2018, we summarized the results of the TOPACIO and QUADRA trials during the 2018 Annual Meeting of the American Society of Clinical Oncology.  TOPACIO data for niraparib in combination with an anti-PD-1 antibody demonstrated encouraging activity in platinum-resistant/refractory ovarian cancer and triple-negative breast cancer beyond patients with BRCA mutations.  We have initiated preparations for registrational trials of niraparib in combination with TSR-042 in these settings.  QUADRA results demonstrated durable responses beyond patients with BRCA mutations in the late-line ovarian cancer treatment setting, and we intend to submit a supplemental new drug application to the FDA in the fourth quarter of 2018 for a ZEJULA label expansion.

As of June 30, 2018, we had an accumulated deficit of $1.8 billion.  Our net losses were $329.5 million, $496.1 million, $374.2 million, and $247.7 million for the six months ended June 30, 2018 and the years ended December 31, 2017, 2016, and 2015, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to increase over current levels as we continue to incur costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the launches and commercialization of ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs for niraparib, TSR-042, TSR-033 and TSR-022, and our collaborations; (iii) expanding our international operations; and (iv) other research and development activities and potential future collaborative or in-licensed development programs.  Operating expenses (research and development and selling, general and administrative expenses) could fluctuate up or down from quarter to quarter, based on the timing and magnitude of activities taking place in a given quarter.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  If we obtain regulatory approval for any of our other product candidates, or if we anticipate the near term possibility of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  We will also continue to incur interest expense related to our outstanding convertible debt and term loan.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress and results of our clinical trials and other development and regulatory activities, and commercialization efforts for ZEJULA. Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings, and we may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenues

Product revenue is derived from sales of ZEJULA and VARUBI in the United States, and ZEJULA and VARUBY in Europe.  In June 2018, we entered into an agreement with TerSera pursuant to which we sold to TerSera our rights to VARUBI in the United States and Canada, and the transaction closed in July 2018.  We are continuing to market VARUBY in Europe.

License, collaboration and other revenues relate to our license agreements with Takeda, Janssen, Zai Lab and Hengrui.  Takeda has licensed the rights to develop and commercialize niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in certain other specified countries.  Janssen has licensed the rights to develop, manufacture and commercialize niraparib worldwide (except for Japan) for the treatment of prostate cancer.  Zai Lab has licensed the rights to develop and commercialize niraparib for China, Hong Kong and Macao, or the China Territories, except for prostate cancer.  Hengrui licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.  During the first quarter of 2018, Hengrui ceased development activities related to rolapitant, and the Company and Hengrui have begun the process of formally terminating the license agreement.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the six months ended June 30, 2017 and 2018 (in thousands):

	Six Months Ended June 30,
	2017	2018
Niraparib Expenses
Acquired in-process research and development	$—	$—
Research and development	44,204	61,112
Niraparib total	44,204	61,112

Immuno-Oncology Expenses
Acquired in-process research and development	7,000	—
Research and development:
TSR-042	10,675	24,670
TSR-022	5,674	13,650
TSR-033	3,237	4,255
Combinations and other	5,120	5,511
Immuno-Oncology total	31,706	48,086

Rolapitant Expenses
Acquired in-process research and development	—	—
Research and development	5,744	1,947
Rolapitant total	5,744	1,947
	.
Personnel and Other Expenses	62,868	83,218

Total	$144,522	$194,363

For further discussion of the changes in our research and development expenses with respect to the six months ended June 30, 2018 and the corresponding period of 2017, see “Results of Operations — Comparison of the Six Months Ended June 30, 2017 and 2018 — Research and Development Expenses” below.

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

Other Income and Expense

Other income and expense consists primarily of interest expense related to our debt instruments and interest income earned on cash and cash equivalents.  A portion of the interest expense is non-cash expense relating to accretion of debt discounts and issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2018

(data in thousands)	Three Months Ended June 30,		Change
	2017	2018	Amount	Percentage
Revenues:
Product revenue, net	$28,829	$56,528	$27,699	96%
License, collaboration and other revenues	635	680	45	7%
Total revenues	29,464	57,208	27,744	94%

Expenses:
Cost of sales – product	3,620	13,513	9,893	273%
Cost of sales – intangible asset amortization	2,979	1,498	(1,481)	(50%)
Research and development	71,400	97,608	26,208	37%
Selling, general and administrative	92,979	100,033	7,054	8%
Acquired in-process research and development	7,000	—	(7,000)	(100%)
Total expenses	177,978	212,652	34,674	19%

Loss from operations	(148,514)	(155,444)	(6,930)	5%
Other income (expense), net	(3,467)	(11,215)	(7,748)	223%
Loss before income taxes	(151,981)	(166,659)	(14,678)	10%

Provision for income taxes	78	(8)	(86)	n/m

Net loss	$(152,059)	$(166,651)	$(14,592)	10%

n/m = not meaningful

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI/VARUBY in the U.S. and Europe.  The following table presents net product revenues by product for the three months ended June 30, 2017 and 2018, respectively (in thousands):

	Three months ended June 30,		Change
	2017	2018	Amount	Percentage
ZEJULA	$25,945	$53,894	$27,949	108%
VARUBI/VARUBY	2,884	2,634	(250)	(9)%
Product revenue, net	$28,829	$56,528	$27,699	96%

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017, and in Europe late in the fourth quarter of 2017.  With respect to ZEJULA net product revenues for the three months ended June 30, 2018, the average net sales price per unit to us was approximately 88% of the Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit, as compared to 90% of WAC for the same period in 2017.  For the three months ended June 30, 2018 as compared to the same period in 2017, net ZEJULA product revenues increased primarily due to higher U.S. sales volumes and the fact that we commenced Europe sales in late 2017.

We began to recognize revenues on sales of VARUBI in the U.S. in the fourth quarter of 2015 and in Europe starting in the second quarter of 2017.  For the three months ended June 30, 2018 as compared to the same period in 2017, net VARUBI product revenues decreased due to lower unit sales volumes.  The average net sales price per unit to us was approximately 61% of WAC for the three months ended June 30, 2018, as compared to 53% of WAC for the same period in 2017.  In June 2018, we entered into an agreement with TerSera, pursuant to which we sold to TerSera our rights to VARUBI in the United States and Canada, and the transaction closed in July 2018. We are continuing to market VARUBY in Europe.

License, Collaboration and Other Revenues.    License, collaboration and other revenues of $0.6 million for the three months ended June 30, 2017 relates to our license agreement with Janssen.  License, collaboration and other revenues of $0.7 million for the three months ended June 30, 2018 relates to our license agreements with Takeda and Janssen.

Cost of Sales - Product. Cost of sales of $3.6 million and $13.5 million for the three months ended June 30, 2017 and 2018, respectively, consists of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increase was primarily related to the increase in ZEJULA net revenues.  Also, cost of product sales for the three months ended June 30, 2018 includes a charge of $3.4 million relating to prepayments we made to a contract manufacturer for ZEJULA.  We had expected to recover this amount in future periods, but during the three months ended June 30, 2018, we concluded that this amount is now unlikely to be recovered due to expected changes in our future purchasing volume from this manufacturer.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the three months ended June 30, 2017 and 2018 were expensed prior to the respective initial regulatory approval dates, and therefore are not included in cost of sales during these periods.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which is expected by the end of 2018 for ZEJULA.

Cost of Sales - Intangible Asset Amortization. The amounts of $3.0 million and $1.5 million for the three months ended June 30, 2017 and 2018, respectively, consist of amortization of intangible assets recorded as a result of post-approval milestones paid to licensors.  The decrease was primarily related to a one-time cumulative catch-up related to a capitalized milestone recorded upon the first commercial sale of VARUBY in Europe during the three months ended June 30, 2017.

Research and Development Expenses.  Research and development expenses were $71.4 million for the three months ended June 30, 2017, compared to $97.6 million for the three months ended June 30, 2018, an increase of $26.2 million.  Significant changes resulting in this increase included:

•

an increase of $6.7 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities, and costs related to research collaborations;

•

an increase of $10.9 million in costs associated with our immuno-oncology platform related to the TSR-042 and TSR-022 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•	an increase of $9.6 million in costs associated with our niraparib program, primarily related to increased clinical trial activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $93.0 million for the three months ended June 30, 2017, compared to $100.0 million for the three months ended June 30, 2018, an increase of $7.0 million.  The increase was primarily due to increases of: $3.0 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of ZEJULA, plus hiring to support our international operations; and $4.6 million in stock-based compensation expense, offset by a decline of $2.7 million in external sales and marketing expenses related to ZEJULA launch initiatives during the three months ended June 30, 2017.

Acquired In-Process Research and Development.  There were no acquired in-process research and development expenses for the three months ended June 30, 2018.  Acquired in-process research and development expenses for the three months ended June 30, 2017 were $7.0 million, comprised of two milestones paid to AnaptysBio related to TSR-033 and TSR-042.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and our term loan, and interest income earned on cash and cash equivalents.  Interest expense increased by $8.4 million for the three months ended June 30, 2018 as compared to same period in 2017, primarily due to interest on the first tranche of the term loan, which we drew in December 2017.

Comparison of the Six Months Ended June 30, 2017 and 2018

	Six Months Ended June 30,		Change
(data in thousands)	2017	2018	Amount	Percentage

Revenues:
Product revenue, net	$30,968	$106,700	$75,732	245%
License, collaboration and other revenues	1,569	250	(1,319)	(84%)
Total revenues	32,537	106,950	74,413	229%

Expenses:
Cost of sales – product	4,064	23,510	19,446	478%
Cost of sales – intangible asset amortization	3,469	2,935	(534)	(15%)
Research and development	137,522	194,363	56,841	41%
Selling, general and administrative	162,241	193,640	31,399	19%
Acquired in-process research and development	7,000	—	(7,000)	(100%)
Total expenses	314,296	414,448	100,152	32%

Loss from operations	(281,759)	(307,498)	(25,739)	9%
Other income (expense), net	(6,893)	(21,561)	(14,668)	213%
Loss before income taxes	(288,652)	(329,059)	(40,407)	14%

Provision for income taxes	132	408	276	209%

Net loss	$(288,784)	$(329,467)	$(40,683)	14%

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI/VARUBY in the U.S. and Europe.  The following table presents net product revenues by product for the six months ended June 30, 2017 and 2018, respectively (in thousands):

	Six months ended June 30,		Change
	2017	2018	Amount	Percentage
ZEJULA	$25,945	$102,763	$76,818	296%
VARUBI/VARUBY	5,023	3,937	(1,086)	(22)%
Product revenue, net	$30,968	$106,700	$75,732	245%

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017, and in Europe late in the fourth quarter of 2017.  For the six months ended June 30, 2018 as compared to the same period in 2017, net ZEJULA product revenues increased primarily due to the timing of launches, as the six months ended June 30, 2017 included U.S. revenue for approximately three months, and no Europe revenues.  The average net sales price per unit to us was approximately 89% of WAC for the six months ended June 30, 2018 as compared to 90% of WAC for the same period in 2017.

For the six months ended June 30, 2018 as compared to the same period in 2017, net VARUBI product revenues decreased due to lower unit sales volumes.  The average net sales price per unit to us was approximately 59% of WAC for the six months ended June 30, 2018 as compared to 57% of WAC for the same period in 2017.

License, Collaboration and Other Revenues.    License, collaboration and other revenues of $1.6 million for the six months ended June 30, 2017 relates to our license agreement with Janssen.  License, collaboration and other revenues of $0.3 million for the six months ended June 30, 2018 includes $1.3 million related to our license agreements with Janssen and Takeda, and a $(1.0) million reversal of milestone revenue recognized during 2015 and 2016 in connection with the Hengrui license agreement, due to our reassessment that the milestone is no longer probable of achievement.

Cost of Sales - Product. Cost of sales of $4.1 million and $23.5 million for the six months ended June 30, 2017 and 2018, respectively, consists of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increase was primarily related to the increase in ZEJULA net revenues.  Cost of product sales for the six months ended June 30, 2018 also includes the charge of $3.4 million described above.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the six months ended June 30, 2017 and 2018 were expensed prior to the respective initial regulatory approval dates, and therefore are not included in cost of sales during these periods.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which is expected by the end of 2018 for ZEJULA.

Cost of Sales - Intangible Asset Amortization. The amounts of $3.5 million and $2.9 million for the six months ended June 30, 2017 and 2018, respectively, consist of amortization of intangible assets recorded as a result of post-approval milestones paid to licensors.  The decrease was primarily related to a one-time cumulative catch-up related to a capitalized milestone recorded upon the first commercial sale of VARUBY in Europe during the six months ended June 30, 2017.

Research and Development Expenses.  Research and development expenses were $137.5 million for the six months ended June 30, 2017, compared to $194.4 million for the six months ended June 30, 2018, an increase of $56.9 million.  Significant changes resulting in this increase included:

•

an increase of $19.3 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities, and costs related to research collaborations;

•

an increase of $23.4 million in costs associated with our immuno-oncology platform related to the TSR-042 and TSR-022 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•	an increase of $16.9 million in costs associated with our niraparib program, primarily related to ongoing clinical trial activities and the development of a new tablet formulation of niraparib.

In addition, stock-based compensation expense included in research and development expenses increased by $1.0 million, primarily due to increased awards of employee stock options and restricted stock units.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $162.2 million for the six months ended June 30, 2017, compared to $193.6 million for the six months ended June 30, 2018, an increase of $31.4 million.  The increase was primarily due to increases of: $14.5 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of ZEJULA, plus hiring to support our international operations; $5.0 million in professional and consulting fees and other expenses related to commercial and pre-commercial activities such as global marketing and promotional programs and market research as well as other corporate operational activities; and $11.6 million in stock-based compensation expense.

Acquired In-Process Research and Development.  There were no acquired in-process research and development expenses for the six months ended June 30, 2018.  Acquired in-process research and development expenses for the six months ended June 30, 2017 were $7.0 million, comprised of two milestones paid to AnaptysBio related to TSR-033 and TSR-042.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and our term loan, and interest income earned on cash and cash equivalents.  Interest expense increased by $16.2 million for the six months ended June 30, 2018 as compared to same period in 2017, primarily due to interest on the first tranche of the term loan, which we drew in December 2017.  Interest income increased by $1.4 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to higher yields on interest-bearing cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $575.1 million.  Since our inception in 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities, the issuance of convertible notes and a term loan financing.  From inception through June 30, 2018, we received $2.1 billion in total net cash proceeds from these sources.

Cash Flows

The following table presents the primary sources and uses of cash for each of the periods noted (in thousands):

	Six Months Ended June 30,
	2017	2018
Net cash provided by (used in):	(as revised)
Operating activities	$(249,487)	$(264,187)
Investing activities	(46,309)	(3,172)
Financing activities	18,340	201,367
Effect of exchange rate changes on cash, cash equivalents and restricted cash	366	(1,999)
Decrease in cash, cash equivalents and restricted cash	$(277,090)	$(67,991)

Cash Flows from Operating Activities

The use of cash in operating activities during both the six months June 30, 2017 and 2018 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.  Net cash used in operating activities increased by $14.7 million for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to higher costs associated with increased employee headcount and increased external expenses related to commercialization activities for ZEJULA.  Increases in headcount in research and development and general and administrative functions, as well as increased external research and development expenses for niraparib and our immuno-oncology portfolio, also contributed to the increase in cash used in operating activities.  Purchases of ZEJULA inventories during the six months ended June 30, 2018 also contributed to the increase.

Cash Flows from Investing Activities

The decrease of $43.1 million in net cash used in investing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to $42.0 million in milestones paid during the prior year period. No milestones were paid in the current year period.

Cash Flows from Financing Activities

The increase of $183.0 million in net cash provided by financing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to cash proceeds of $196.0 million from the draw of Tranche B of our Term Loan in June 2018.  There were no similar financing transactions in the six months ended June 30, 2017.  In addition, cash proceeds from exercises of stock options and employee stock purchase plan purchases decreased from $18.3 million for the six months ended June 30, 2017 to $5.4 million for the six months ended June 30, 2018.

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

We will need to generate significant revenues to achieve profitability, and we may never do so.  Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings and facilities, and we may seek additional capital through arrangements with strategic partners or from other sources.  Additional capital may not be available to us on reasonable terms, if at all.  If we are unable to raise additional needed capital in sufficient amounts or on terms acceptable to us, we would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates and/or other areas of our business.  Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  Any of these events could significantly harm our business, financial condition and prospects.

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

Contractual Obligations and Commitments

Other than the Tranche B Term Loan draw during three months ended June 30, 2018, as described in Note 5, “Debt”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART IIOTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Litigation and Other Proceedings” in Note 10, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Risks Related to Our Business and Industry

We face substantial competition for our marketed product ZEJULA, which could limit our ability to generate significant product sales.

The development and commercialization of new drug products is highly competitive.  Many of our competitors are more established companies and may therefore have competitive advantages due to their size, cash flows, and institutional experience.  We may be unable to compete successfully against these more established companies.

There are a number of large pharmaceutical and biotechnology companies that market and sell products or are pursuing the development of products that compete or we expect will compete with ZEJULA.  There are currently two commercially available PARP inhibitors for ovarian cancer other than ZEJULA.  AstraZeneca Plc’s LYNPARZATM (olaparib) was initially approved by the U.S. Food and Drug Administration, or FDA, for use by ovarian cancer patients with a germline BRCA mutation, and was granted a new approval in August 2017 by the FDA for use as a maintenance treatment for recurrent, epithelial ovarian, fallopian tube or primary peritoneal adult cancer who are in response to platinum-based chemotherapy, regardless of BRCA status.  In May 2018, the European Medicines Agency, or EMA, approved LYNPARZA for a new tablet formulation and a broad maintenance label.  In addition, Clovis Oncology, Inc.’s RUBRACATM (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies.  In April 2018, the FDA granted an expanded approval of RUBRACA for the maintenance treatment of adult women with recurrent ovarian cancer who have responded to their latest treatment with platinum chemotherapy, regardless of BRCA status, and in May 2018, the European Commission authorized RUBRACA as a third line treatment of adult women with platinum sensitive, relapsed or progressive ovarian cancer with a BRCA-mutation and who are unable to tolerate further platinum chemotherapy.  Clovis is expecting an expanded EMA approval for maintenance treatment by the first quarter of 2019.

In January 2018, the FDA approved LYNPARZA for patients with deleterious or suspected deleterious BRCA-mutated HER2-negative metastatic breast cancer who have been previously treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting.  AstraZeneca is also awaiting a decision from the EMA’s Committee for Medicinal Products for Human Use for LYNPARZA for the same indication by the end of 2018.  Additionally, Pfizer’s talazoparib has been filed for FDA approval, with a Prescription Drug User Fee Act goal date in December 2018, and would be the second PARP inhibitor to gain approval for metastatic breast cancer in patients with an inherited BRCA mutation.

We believe there are also several additional products in clinical development targeting the PARP pathway, as detailed in Part I, Item 1, “Business – Competition” of our Annual Report on Form 10-K for the year ended December 31, 2017.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EMA, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.  In addition to other PARP inhibitors, ZEJULA also competes with AVASTINTM (bevacizumab), Roche’s angiogenesis inhibitor.  AVASTIN is FDA- and EMA-approved in combination with chemotherapy for the treatment of recurrent ovarian cancer following platinum-containing chemotherapy (platinum-sensitive and platinum-resistant) as well as front-line treatment in combination with chemotherapy.

We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our immuno-oncology programs.  There are currently two anti-PD-1 antibody products and three anti-PD-L1 antibody products being marketed.  OPDIVO® (nivolumab, marketed by Bristol-Myers Squibb) is approved in a number of indications as a monotherapy or in combination with other products; KEYTRUDA® (pembrolizumab, marketed by Merck) is approved in a number of indications as a monotherapy or in combination with other products; TECENTRIQ® (atezolizumab, marketed by Roche) is approved in patients with various forms of locally advanced or metastatic urothelial carcinoma or metastatic non-small cell lung cancer, or NSCLC; IMFINZI® (durvalumab, marketed by AstraZeneca) was approved in 2017 for patients with various forms of locally advanced or metastatic urothelial carcinoma, and for patients with unresectable Stage III NSCLC whose disease has not progressed following chemoradiation; and BAVENCIO® (avelumab, co-marketed by Merck KGaA and Pfizer) was approved in 2017 for adults and pediatric patients 12 years and older with metastatic Merkel cell carcinoma and for patients with various forms of locally advanced or metastatic urothelial carcinoma.  Although there are currently no anti-TIM-3 antibody products or anti-LAG-3 antibody products being marketed, we are aware that three companies, Novartis, Eli Lilly and Bristol-Myers Squibb, or BMS, have anti-TIM-3 modulator antibodies in Phase 1/2 clinical development for various indications, and one company, Symphogen, has an anti-TIM-3 antibody in Phase 1 clinical development for advanced malignancies.  We are also aware of several companies that have anti-LAG-3 modulators in development for various indications, including BMS, which has an anti-LAG-3 antibody in Phase 3 clinical development; Novartis, which has an anti-LAG-3 antibody in Phase 2 clinical development; and Merck, Boehringer Ingelheim, Regeneron Pharmaceuticals, and Symphogen, each of which has an anti-LAG-3 antibody in Phase 1 clinical development.

For further detail on the specific competition that ZEJULA and our immuno-oncology antibody product candidates face, see Part I, Item 1, “Business – Competition” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Risks Related to Our Dependence on Third Parties

We have no manufacturing facilities, and we are dependent on a limited number of third parties for the manufacture and supply of ZEJULA and our product candidates, including our immuno-oncology assets.  If we experience problems with any of these third parties, the manufacturing of our products or our product candidates could be delayed, which could cause significant harm to our competitive position and our ability to generate and grow revenues from our approved products, to our ability to complete clinical trials and obtain regulatory approval for our product candidates, and to our future results of operations.

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

As we continue to commercialize ZEJULA and develop our other product candidates, including our immuno-oncology assets, we will have a greater need for both clinical study supply and commercial manufacturing capacity.  We have limited experience manufacturing pharmaceutical products on a commercial scale, and some of our suppliers, including our supplier of ZEJULA drug product, and our suppliers of both drug substance and drug product for our immuno-oncology assets, have limited capacity and will need to continue to increase their scale of production to meet our projected needs for both clinical and commercial manufacturing.  Manufacturing commercial quantities of our products, including ZEJULA, to meet our projections will require our third-party manufacturers to invest substantial additional funds to increase capacity and to hire and retain additional personnel who have applicable large-scale commercial manufacturing experience.  Our third-party manufacturers may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.  Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at an acceptable cost or in sufficient quantities or in a timely manner necessary to make commercially successful products, or may require us to pay significant costs, including for capital improvements to their facilities.

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

Item 5. Other Information.

On August 2, 2018, the Company’s Board of Directors appointed Gregory F. Covino, age 53, to serve as the Company’s principal accounting officer effective immediately, holding the title of Senior Vice President and Chief Accounting Officer.  Mr. Covino’s employment with the Company commenced July 16, 2018.  Mr. Covino takes over the role of principal accounting officer from Timothy R. Pearson, the Company’s Executive Vice President and Chief Financial Officer, who had assumed the role of the Company’s principal accounting officer on a temporary basis on November 25, 2017 upon the resignation of the Company’s prior principal accounting officer.  Mr. Covino will report to Mr. Pearson, whose position has not otherwise changed.

Mr. Covino previously served as Vice President and Chief Accounting Officer since April 2012 at Biogen, Inc., a global biopharmaceutical company based in Cambridge, Massachusetts.  He has over 30 years of relevant experience, including executive-level management roles in finance and accounting at Boston Scientific Corp., Hubbell Inc., and United Technologies Corp.  His experience also includes 10 years in the accounting and business advisory practices of PricewaterhouseCoopers, a global professional services firm.  Mr. Covino holds a bachelor’s degree in business administration from Bryant University.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1+	Amendment to the TESARO, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2018 (File No. 001-35587).
10.2+	Form of Restricted Stock Unit Agreement under 2015 Non-Employee Director Stock Incentive Plan.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	August 3, 2018

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	August 3, 2018