Form 10-Q
period 2018-09-30
TESARO, Inc.
filed 2018-11-02
CIK 1491576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018, there were 55,046,956 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

TESARO, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART IFINANCIAL INFORMATION

Item 1. Financial Statements.

TESARO, INC.

Condensed Consolidated Balance Sheets

(all amounts in 000’s, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$476,812	$643,095
Accounts receivable	31,362	53,416
Inventories	108,822	57,939
Other current assets	31,382	33,511
Total current assets	648,378	787,961

Intangible assets, net	35,897	56,384
Property and equipment, net	9,923	9,652
Restricted cash	8,610	2,552
Other assets	8,032	5,636
Total assets	$710,840	$862,185

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$28,160	$4,172
Accrued expenses	150,933	154,808
Deferred revenue, current	530	324
Other current liabilities	10,819	6,902
Total current liabilities	190,442	166,206

Convertible notes, net	153,057	143,446
Long-term debt, net	490,525	293,659
Deferred revenue, non-current	141	211
Other non-current liabilities	7,467	9,577
Total liabilities	841,632	613,099

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at both September 30, 2018 and December 31, 2017; no shares issued or outstanding at both September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at both September 30, 2018 and December 31, 2017; 55,034,990 and 54,464,039 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	1,813,884	1,724,850
Accumulated other comprehensive loss	(8,239)	(5,882)
Accumulated deficit	(1,936,442)	(1,469,887)
Total stockholders’ equity (deficit)	(130,792)	249,086
Total liabilities and stockholders’ equity (deficit)	$710,840	$862,185

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(all amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product revenue, net	$63,612	$41,755	$170,312	$72,723
License, collaboration and other revenues	787	101,011	1,037	102,580
Total revenues	64,399	142,766	171,349	175,303

Expenses:
Cost of sales – product	14,225	6,216	37,735	10,280
Cost of sales – intangible asset amortization	728	1,254	3,663	4,723
Research and development	94,188	73,388	288,551	210,910
Selling, general and administrative	93,497	83,998	287,137	246,239
Acquired in-process research and development	—	—	—	7,000
Total expenses	202,638	164,856	617,086	479,152
Loss from operations	(138,239)	(22,090)	(445,737)	(303,849)

Interest expense	(18,179)	(4,424)	(43,101)	(13,117)
Interest income	1,944	1,133	5,143	2,933
Gain on sale of business	17,627	—	17,627	—
Other income	81	243	243	243
Loss before income taxes	(136,766)	(25,138)	(465,825)	(313,790)

Provision for income taxes	322	139	730	271

Net loss	$(137,088)	$(25,277)	$(466,555)	$(314,061)

Net loss per share applicable to common stockholders - basic and diluted	$(2.49)	$(0.47)	$(8.51)	$(5.82)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	54,957	54,241	54,807	53,971

Comprehensive income (loss):
Net loss	$(137,088)	$(25,277)	$(466,555)	$(314,061)
Other comprehensive income (loss):
Unrealized gain on pension obligation	62	46	186	137
Foreign currency translation adjustments	(406)	131	(2,543)	421
Other comprehensive income (loss)	(344)	177	(2,357)	558
Comprehensive income (loss)	$(137,432)	$(25,100)	$(468,912)	$(313,503)

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Condensed Consolidated Statements of Cash Flows

(all amounts in 000’s)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		(as revised)
Operating activities
Net loss	$(466,555)	$(314,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	7,000
Depreciation and amortization expense	7,139	7,092
Stock-based compensation expense	79,295	66,925
Non-cash interest expense	10,477	8,588
Gain on sale of business	(17,627)	—
Changes in operating assets and liabilities:
Accounts receivable	6,063	(21,484)
Inventories	(54,647)	(35,827)
Other assets	3,629	(12,415)
Accounts payable	23,921	692
Accrued expenses	12,178	49,375
Deferred revenues	146	(70)
Other liabilities	2,187	1,000
Net cash used in operating activities	(393,794)	(243,185)

Investing activities
Acquisition of product candidates, technology licenses and milestone payments	—	(42,000)
Proceeds from sale of business	35,000	—
Purchase of property and equipment	(3,757)	(4,926)
Net cash provided by (used in) investing activities	31,243	(46,926)

Financing activities
Proceeds from term loan, net of issuance costs	196,000	—
Proceeds from sale of common stock, net of issuance costs	—	(8)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	8,734	25,849
Net cash provided by financing activities	204,734	25,841

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,409)	498
Decrease in cash, cash equivalents, and restricted cash	(160,226)	(263,772)
Cash, cash equivalents, and restricted cash at beginning of period	645,954	787,866
Cash, cash equivalents, and restricted cash at end of period	$485,728	$524,094

Non-cash investing and financing activities
Stock option exercise proceeds receivable as of period end	$—	$71
Leasehold improvement assets funded by lessor	$—	$585
Purchase of property and equipment - cash not paid as of period end	$—	$328

Supplemental disclosure of cash flow information
Cash paid for interest	$33,099	$6,038
Income taxes paid	$921	$468

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$476,812	$643,095
Restricted cash included in other current assets	306	307
Restricted cash, noncurrent	8,610	2,552
Total cash, cash equivalents and restricted cash	$485,728	$645,954

See accompanying notes to condensed consolidated financial statements.

TESARO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

TESARO, Inc., or the Company or TESARO, was incorporated in Delaware and commenced operations in 2010. Headquartered in Waltham, Massachusetts, TESARO is a commercial-stage biopharmaceutical company devoted to providing transformative therapies to people bravely facing cancer.  TESARO’s primary focus is to develop and commercialize treatments for solid tumors using various approaches, including small molecules and immuno-oncology antibodies, as monotherapies and in combinations.  The Company has in-licensed and is developing several oncology-related product candidates, and has entered into several research collaborations with third parties for the discovery of new candidates.  The Company operates in one segment.  The Company is subject to a number of risks, including dependence on key individuals, regulatory and manufacturing risks, the need to develop additional commercially viable products, risks associated with competitors, many of which are larger and better capitalized, risks related to intellectual property, and the need to obtain adequate additional financing to fund the development and potential commercialization of its product candidates and further its in-licensing and acquisition activities.

The Company’s product ZEJULA® is approved in both the U.S. and the European Union, or EU, as a maintenance treatment for adults with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.  In June 2018, the Company entered into an agreement with TerSera Therapeutics LLC, or TerSera, pursuant to which the Company sold to TerSera its rights to VARUBI® (rolapitant) in the United States and Canada, and the transaction closed in July 2018.  See Note 13, “VARUBI Transaction”, for additional details. The Company is continuing to market and sell VARUBY in Europe.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity and debt financings and to a lesser extent through product sales and license and collaboration arrangements.  Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company believes that its currently available funds, in addition to cash generated from sales of its products, will be sufficient to fund the Company’s operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.  If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than expected, or reduce or defer spending on future research and development.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2018 and 2017.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

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

Level 1 inputs      Quoted prices in active markets for identical assets or liabilities

Level 2 inputs      Observable inputs other than Level 1 inputs, including quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

Level 3 inputs     Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2018 and December  31, 2017 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		September 30, 2018
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$345,237	$345,237	$—	$—
Total assets		$345,237	$345,237	$—	$—

		December 31, 2017
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	Cash and cash equivalents	$593,955	$593,955	$—	$—
Total assets		$593,955	$593,955	$—	$—

In September 2014, the Company issued $201.3 million aggregate principal amount of 3.00% convertible senior notes due October 1, 2021, or the Convertible Notes.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year.  As of September 30, 2018, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $153.1 million and the estimated fair value of the principal amount was $266.9 million.  As of

September 30, 2018, the carrying value of the Company’s borrowing under its term loan agreement approximated its fair value.  The Convertible Notes and the term loan agreement are discussed in more detail in Note 6, “Debt”.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  For a further discussion of accounting for net product revenue and license, collaboration and other revenues, see Note 3, “Revenue Recognition”.

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

	Foreign currency translation adjustments	Unrealized loss on pension obligation	Total
Balance at December 31, 2017	$259	$(6,141)	$(5,882)
Other comprehensive (loss) income	(2,543)	186	(2,357)
Balance at September 30, 2018	$(2,284)	$(5,955)	$(8,239)

Balance at December 31, 2016	$(142)	$(2,782)	$(2,924)
Other comprehensive (loss) income	421	137	558
Balance at September 30, 2017	$279	$(2,645)	$(2,366)

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

In November 2016, the FASB issued ASU No. 2016-18, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows.  ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented.  The Company adopted this ASU effective January 1, 2018.  The adoption of this guidance required the following changes and disclosures to the presentation of the condensed consolidated financial statements:

•

Cash, cash equivalents and restricted cash and cash equivalents reported on the condensed consolidated statements of cash flows now includes restricted cash and cash equivalents and totals $485.7 million and $646.0 million as of September 30, 2018 and December 31, 2017, respectively.

•	Restricted cash primarily consists of cash balances held as collateral for the Company’s employee credit card programs.

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

New Accounting Pronouncements – Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases.  This ASU also requires additional disclosures.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The new standard must be applied using a modified retrospective transition approach that requires application of the new guidance for all periods presented, with certain practical expedients available pursuant to ASU No. 2018-10, issued in July 2018.  In July 2018, the FASB issued ASU No. 2018-11, which provides an additional transition method to adopt the new leasing standard.  Under this new transition method, an entity initially applies the new leasing standard using a cumulative-effect adjustment to the opening balance of retained earnings but will continue to report comparative periods under existing guidance.  Although its assessment is not complete, the Company currently expects the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to its consolidated balance sheets, primarily relating to leases of office space.  As part of its assessment, the Company is considering whether to utilize the practical expedients.  The Company is also in the process of implementing appropriate changes to its controls to support lease accounting and related disclosures under the new standard.

In June 2018, the FASB issued ASU No. 2018-07, which simplifies the accounting for share-based payments granted to nonemployees by aligning the accounting with the requirements for employee share-based compensation.  The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company is assessing the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Revenue Recognition

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

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI/VARUBY.  The Company commenced sales of ZEJULA in the U.S. in April 2017 and in Europe in December 2017.  For the nine months ended September 30, 2018, sales of ZEJULA in Europe accounted for over 25% of total net ZEJULA product revenues.  The following tables present net product revenues by product for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ZEJULA	$63,226	$39,375	$165,989	$65,321
VARUBI/VARUBY	386	2,380	4,323	7,402
Product revenue, net	$63,612	$41,755	$170,312	$72,723

The following tables summarize activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018 and 2017 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2017	$2,088	$6,450	$16,350	$24,888
Provision related to current period sales	13,052	14,778	428	28,258
Adjustment related to prior period sales	(268)	(53)	(49)	(370)
Credit or payments made during the period	(13,639)	(12,667)	(15,671)	(41,977)
Balance at September 30, 2018	$1,233	$8,508	$1,058	$10,799

Balance at December 31, 2016	$177	$1,312	$18	$1,507
Provision related to current period sales	6,567	6,924	155	13,646
Adjustment related to prior period sales	—	62	—	62
Credit or payments made during the period	(5,906)	(4,311)	—	(10,217)
Balance at September 30, 2017	$838	$3,987	$173	$4,998

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

The following tables present changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2018 and 2017 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2018
Contract assets	$1,000	$—	$(1,000)	$—
Contract liabilities	$306	$—	$(71)	$235

Nine Months Ended September 30, 2017
Contract assets	$1,000	$—	$—	$1,000
Contract liabilities	$400	$—	$(70)	$330

During the three and nine months ended September 30, 2018 and 2017, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$23	$23
Performance obligations satisfied in previous periods	$—	$—

	Nine Months Ended September 30,
	2018	2017
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$71	$70
Performance obligations satisfied in previous periods	$(1,000)	$—

The $(1.0) million noted above for the nine months ended September 30, 2018 was a reversal of license revenue based on a re-evaluation of the probability of a milestone being achieved, as more fully described in Note 12, “Collaboration Arrangements”, under “Jiangsu Hengrui Medicine Co., Ltd”.

4.  Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s outstanding stock options, Employee Stock Purchase Plan awards, unvested restricted stock units, or RSUs, and shares issuable upon conversion of the Convertible Notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2018	2017
Outstanding stock options and Employee Stock Purchase Plan	7,797	7,033
Unvested restricted stock units	2,121	1,174
Shares issuable upon conversion of Convertible Notes	—	3,559
	9,918	11,766

In September 2014, the Company issued Convertible Notes, which provide in certain situations for the conversion of the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at a predefined conversion rate.  See Note 6, “Debt”, for additional information.  In conjunction with the issuance of the Convertible Notes, the Company entered into capped call option transactions, or Capped Calls, with certain counterparties.  The Capped Calls are generally expected to reduce the potential dilution upon conversion of the Convertible Notes.

As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.  The share figures in the table above represent the estimated shares that would be issued, assuming settlement in shares of all of the outstanding Convertible Notes.  The Convertible Notes were not eligible for conversion as of September 30, 2018, as per the terms noted below in Note 6, “Debt”.

5. Inventories

The following table presents inventories as of September  30, 2018 and December  31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$14,809	$17,876
Work in process	88,838	38,629
Finished goods	5,175	1,434
Total inventories	$108,822	$57,939

Inventories are related to the Company’s approved products, primarily ZEJULA.  If future sales of its approved products are less than expected, the Company may be required to write down the value of such inventories.

6.  Debt

Our outstanding debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Convertible notes, net	$153,057	$143,446
Term loan, net	490,525	293,659
Total long-term debt	$643,582	$437,105

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

As of September 30, 2018, the carrying value of the Convertible Notes, net of unamortized discount and debt issuance costs, was $153.1 million and the estimated fair value of the principal amount was $266.9 million.  As provided by the terms of the indenture underlying the Convertible Notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two.

The following table presents total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$1,509	$1,509	$4,528	$4,528
Amortization of debt discount	3,139	2,779	9,231	8,172
Amortization of debt issuance costs	125	136	380	416
Total interest expense	$4,773	$4,424	$14,139	$13,116

2017 Term Loan Agreement

In November 2017, the Company entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC and affiliates and certain assignees, or the Lenders.  The Lenders agreed to provide up to an aggregate principal amount of $500.0 million in two tranches, with the first tranche equal to $300.0 million, or Tranche A, and the second in an amount between $50.0 million and $200.0 million at the Company’s discretion, or Tranche B.  The Company drew Tranche A on December 6, 2017 and $200.0 million in principal on Tranche B on June 29, 2018.  Both tranches have a maturity date of December 6, 2024, with payments of principal commencing in the fourth quarter of 2019 for Tranche A and the second quarter of 2020 for Tranche B.    Borrowings under the Tranche A and Tranche B loans bear interest at rates equal to the three-month London Interbank Offered Rate, or LIBOR, plus an applicable margin of 8% per annum and 7.5% per annum, respectively (with the LIBOR rate subject to a floor of 1% and cap equal to the LIBOR rate as of the Tranche A closing date, which was 1.69%, plus 1.5%).  The loans have an up-front fee of 2% on the funded amount of each tranche, payable at the applicable closing date.

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

 For the three and nine months ended September 30, 2018, respectively, the Company recognized $13.4 million and $29.0 million of interest expense related to the Loan Agreement, including $0.4 million and $0.9 million related to the accretion of debt discounts and deferred financing costs.

7.  Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	September 30,	December 31,
	2018	2017
Research and development	$46,449	$55,949
Salaries, bonuses and other compensation	32,787	33,717
Product revenue allowances	9,567	22,847
Inventory	35,468	16,469
Sales and marketing	7,098	6,701
Royalties	7,675	6,552
Professional services	4,655	3,944
Other	7,234	8,629
Total accrued expenses	$150,933	$154,808

8.  Stock-Based Compensation

The Company maintains several equity compensation plans, including the TESARO, Inc. 2012 Omnibus Incentive Plan, or the 2012 Incentive Plan, the TESARO, Inc. 2010 Stock Incentive Plan, or the 2010 Incentive Plan, the TESARO, Inc. 2015 Non-Employee Director Stock Incentive Plan, or the 2015 Director Plan, and the TESARO, Inc. 2012 Employee Stock Purchase Plan, or the 2012 ESPP.

On April 27, 2012, the stockholders of the Company approved the 2012 Incentive Plan, which had been previously adopted by the board of directors.  Upon effectiveness of the 2012 Incentive Plan, the Company ceased making awards under the 2010 Incentive Plan.  The 2012 Incentive Plan initially allowed the Company to grant awards for up to 1,428,571 shares of common stock plus the number of shares of common stock available for grant under the 2010 Incentive Plan as of the effectiveness of the 2012 Incentive Plan (an additional 6,857 shares) plus the number of shares of common stock related to awards outstanding under the 2010 Incentive Plan that terminate by expiration, forfeiture, cancellation, cash settlement or otherwise.  The number of shares available for grants of awards under the 2012 Incentive Plan is increased automatically each January 1 by a number of shares of common stock equal to the lesser of 4% of the shares of common stock then outstanding or the number of shares determined by the Company’s board of directors.  Most recently, on January 1, 2018 and 2017, the number of shares authorized for issuance under the 2012 Incentive Plan was increased by 2,178,561 shares and 2,144,867 shares, respectively.  Awards under the 2012 Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; RSUs; dividend equivalent rights; performance shares; performance units; cash-based awards; other stock-based awards, including unrestricted shares; or any combination of the foregoing.  The exercise price of stock options granted under the 2012 Incentive Plan is equal to the closing price of a share of the Company’s common stock on the grant date.

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

The following table presents stock-based compensation expense as reflected in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$7,392	$8,545	$23,635	$23,532
Selling, general and administrative	17,740	16,471	56,662	43,393
Subtotal	25,132	25,016	80,297	66,925
Capitalized stock-based compensation costs	(374)	—	(1,002)	—
Stock-based compensation expense included in total expenses	$24,758	$25,016	$79,295	$66,925

Stock Options

The following table presents a summary of the Company’s stock option activity and related information:

		Weighted-average
		exercise price per
	Shares	share
Outstanding at December 31, 2017	6,908,313	$52.00
Granted	1,663,879	53.56
Exercised	(193,895)	34.71
Cancelled	(668,765)	78.27
Outstanding at September 30, 2018	7,709,532	$50.49

Vested at September 30, 2018	5,115,380	$41.81

At September 30, 2018, there was approximately $95.0 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a remaining weighted-average period of 2.51 years.

Restricted Stock Units

The following table presents a summary of the Company’s RSU activity and related information:

		Weighted-average
		grant date fair
	Shares	value per share
Unvested restricted stock units at December 31, 2017	1,159,118	$115.01
Granted	1,580,825	56.56
Vested	(297,389)	106.19
Forfeited	(321,668)	93.27
Unvested restricted stock units at September 30, 2018	2,120,886	$75.98

At September 30, 2018, there was approximately $127.9 million of unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.80 years.

ESPP

Under the Company’s 2012 ESPP, as amended, an aggregate of 550,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated subsidiaries.  As of September 30, 2018, 354,238  shares remained available for issuance.  During the nine months ended September 30, 2018 and 2017, the Company issued 72,621 and 17,684 shares under the 2012 ESPP and recognized approximately $1.2 million and $1.4 million in related stock-based compensation expense, respectively.

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement.  Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments.  If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision.  As of September 30, 2018, the Company’s uncertain tax positions were subject to valuation allowances.

As of September 30, 2018, the Company continues to consider interpretations of the application of SEC Staff Accounting Bulletin No. 118, and has not finalized incremental accounting adjustments related to the Tax Cuts and Jobs Act of 2017, or the Tax Act.  However, the Company currently does not expect any material incremental accounting adjustments related to the Tax Act.

The Company recorded $0.3 million and $0.1 million provisions for income taxes for the three months ended September 30, 2018 and 2017, and $0.7 million and $0.3 million in provisions for the nine months ended September 30, 2018 and 2017, respectively.  The provisions for income taxes consist of current tax expense, which relates primarily to the Company’s subsidiary operations in non-U.S. tax jurisdictions.

10. Intangible Assets

The following table presents intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017	Estimated useful life
Acquired and in-licensed rights	$39,665	$64,665	13-15	Years
Less accumulated amortization	(3,768)	(8,281)
Total intangible assets, net	$35,897	$56,384

The Company recorded $0.7 million and $1.3 million in amortization expense related to intangible assets during the three months ended September 30, 2018 and 2017, respectively, and $3.7 million and $4.7 million during the nine months ended September 30, 2018 and 2017, respectively.  Estimated future amortization expense for intangible assets as of September 30, 2018 is $0.7 million for the remainder of 2018, $2.9 million per year for 2019,  2020,  2021, and 2022, and $23.5 million thereafter.  During the three months ended September 30, 2018, $16.8 million of intangible assets (net book value) were derecognized from the condensed consolidated balance sheet in connection with the VARUBI divestiture transaction further described in Note 13, “VARUBI Transaction”.

11.  Commitments and Contingencies

The Company leases approximately 275,000 square feet of office space in Waltham, Massachusetts under a non-cancelable operating lease agreement.  The Company also leases office space in several locations throughout Europe.  The Company recognizes rental expense on a straight-line basis over the respective lease term including any free rent periods and tenant allowances.

Future minimum rental commitments under the Company’s leased properties as of September 30, 2018 were $3.0 million for the remainder of 2018 and $12.1 million, $7.9 million, $3.8 million, $3.6 million and $2.3 million for the years ending December 31, 2019, 2020, 2021, 2022 and thereafter, respectively.

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

A putative class action complaint was filed on January 17, 2018 in the United States District Court for the District of Massachusetts, captioned Roger Bowers v. TESARO Incorporated (sic), et. al., Case No. 18-10086.  The complaint alleged that the Company and its Chief Executive Officer and Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The plaintiff sought unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 14, 2016 and January 12, 2018.  On March 19, 2018, six separate applicants filed motions seeking appointment as lead plaintiff.  Four of these applicants subsequently withdrew their motions or indicated that they did not oppose a competing motion filed by another applicant.  On May 4, 2018, the Court entered an order appointing one of the two remaining applicants – Zev Crawley – as the lead plaintiff and approving his selection of lead counsel for the class.  On October 12, 2018, lead counsel informed the Court that its investigation had not revealed facts adequate to state a claim.  Accordingly, the lead plaintiff has filed a Notice of Voluntary Dismissal Without Prejudice, ending the lawsuit.

On May 19, 2018, a putative stockholder derivative action was filed, purportedly for the Company’s benefit, in the United States District Court for the District of Delaware against eleven of the Company’s directors and/or officers.  The action is styled Dai v. Moulder, et, al., Case no.: 1:18-cv-00773 (D. Del.) and contains substantive disclosure allegations similar to those alleged in the Bowers action.  Additionally, the complaint in the Dai action alleges that the defendants breached their fiduciary duties by failing to maintain proper internal controls, wasting corporate assets through a write-down, awarding themselves excessive compensation, and by engaging in insider trading.  The Complaint contains counts for: (1) alleged violations of Section 14(a) of the Securities Exchange Act of 1934; (2) breach of fiduciary duty for failure to maintain proper internal controls, making false and misleading statements and corporate waste; (3) breach of fiduciary duty for excessive compensation; (4) unjust enrichment; and (5) waste of corporate assets.  The Complaint seeks, among other things, an award of an unspecified amount of damages to the Company, a series of supposed governance reforms, restitution and costs and expenses (including attorneys’ fees).  On June 25, 2018, the Court entered a joint stipulation by the parties staying the Dai action.  The Company intends to vigorously defend the Dai action.

On June 29, 2018, a putative stockholder derivative action was filed, purportedly for the Company’s benefit, in the United States District Court for the District of Massachusetts against eleven of the Company’s directors and/or officers.  The action is styled Friedt v. Moulder, et al., Case No. 1-18-cv-11374 (D. Mass.) and contains substantive disclosure allegations similar to those alleged in the Bowers action and substantive derivative allegations similar to those alleged in the Dai action.  The complaint in the Friedt action contains counts for: (1) alleged violations of Section 14(a) of the Securities Exchange Act of 1934; (2) breach of fiduciary duty for failure to maintain proper internal controls, making false and misleading statements and corporate waste; (3) waste of corporate assets; and (4) unjust enrichment.  The Complaint seeks, among other things, an award of an unspecified amount of damages to the Company, a series of supposed governance reforms, restitution and costs and expenses (including attorneys’ fees).  No defendant has yet responded to the Complaint.  On August 2, 2018, the Court entered a joint stipulation by the parties staying the Friedt action.  The Company intends to vigorously defend the Friedt action.

The Company has not recorded any estimated liabilities associated with these legal proceedings as it does not believe that such liabilities are probable.

12. Collaboration Arrangements

Merck Collaboration

In May 2015, the Company entered into a research agreement with Merck Sharp & Dohme B.V., a subsidiary of Merck, to perform a trial to evaluate the preliminary safety and efficacy of niraparib plus KEYTRUDA® in patients with triple negative breast cancer and patients with ovarian cancer.  Under the terms of this agreement, the Company is responsible for providing niraparib study materials and for carrying out clinical research activities.  The Company and Merck share in the external costs of the study equally, with certain exceptions.  The Company records cost-sharing payments due from Merck as reductions of research and development expense.  During the three and nine months ended September 30, 2018, the Company incurred $1.3 million and $4.5 million in external costs related to this study, of which $0.6 million and $2.2 million is reimbursable by Merck, respectively.  At September 30, 2018, $1.0 million of cost-sharing receivable from Merck has been recorded in other current assets on the condensed consolidated balance sheets.

Out-Licenses

Takeda Pharmaceutical Co., Ltd.

On July 27, 2017, the Company entered into an exclusive license agreement, or the Takeda Agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda.  Pursuant to the Takeda Agreement, the Company granted Takeda licenses under certain patent rights and know-how relating to niraparib to develop and commercialize niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in South Korea, Taiwan, Russia and Australia.  In July 2018, the Company

expanded its license grant to Takeda for all tumor types in the countries of Armenia, Belarus, Kazakhastan and Kyrgyzstan, but limited solely for Takeda’s non-commercial use.

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

Revenue associated with the transfer of the license was fully recognized during the third quarter of 2017, the performance obligation is fully satisfied, and no changes have occurred in the transaction price during the three and nine months ended September 30, 2018.

Revenue associated with the initial supply of niraparib materials will be recognized when delivered to Takeda.  During the three and nine months ended September 30, 2018, the Company recognized no revenue and $0.1 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss related to materials delivered to Takeda.  No revenues were recognized during the three and nine months ended September 30, 2017.  No changes have occurred in the transaction price of previously delivered goods during the three and nine months ended September 30, 2018.

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

The Company received a $35.0 million up-front, non-refundable license fee from Janssen.  Assuming successful development and commercialization of niraparib products for prostate cancer, the Company could receive up to an additional $43.0 million in clinical milestones and $372.0 million in regulatory and sales milestones as well as tiered, double-digit royalties on aggregate net sales of products in the field of prostate cancer.  Subsequent to September 30, 2018, the Company received notification that certain development milestones were met in October 2018. As a result, the Company is entitled to receive $18.0 million in cash milestones, and expects to recognize this amount in license, collaboration and other revenues in its consolidated statement of operations and comprehensive loss during the three months ending December 31, 2018.

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

Revenue associated with the transfer of the license was fully recognized during the second quarter of 2016, the performance obligation is fully satisfied, and no changes have occurred in the transaction price during the three and nine months ended September 30, 2018.

Revenue associated with the Joint Committees performance obligation, $0.5 million, is being recognized on a straight-line basis over a period of five years, which, in management’s judgment is the best measure of progress toward satisfying the performance obligation and represents the Company’s best estimate of the period of the obligation to participate in the Joint Committees.  The remaining transaction price of $0.2 million is recorded in deferred revenue as of September 30, 2018 on the condensed consolidated balance sheets and will be recognized as revenue over the remaining period of 30 months.

Revenue associated with providing materials supply is recognized when the material is delivered to Janssen.  During the three and nine months ended September 30, 2018 and 2017, the Company recognized $0.8 million and $1.5 million, and $0.9 million and $2.5 million, respectively, as other revenues within license, collaboration and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss related to materials delivered to Janssen.  No changes have occurred in the transaction price of previously delivered goods during the three months ended September 30, 2018.

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

The Company identified three performance obligations under the contract.  Revenue associated with all three performance obligations was fully recognized during 2016, the performance obligations are fully satisfied, and no changes have occurred in the transaction price during the three months ended September 30, 2018.

In August 2018, the Company and Zai Lab entered into a three-year supply agreement under which the Company agreed to supply a limited amount of niraparib finished drug product initially for Zai Lab’s expanded patient access programs in Hong Kong and China, while Zai Lab qualifies its local manufacturing in its territory.

Jiangsu Hengrui Medicine Co., Ltd.

In July 2015, the Company entered into a license agreement with Jiangsu Hengrui Medicine Co., Ltd., or Hengrui, pursuant to which Hengrui licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.  The Company received a $1.0 million up-front, non-refundable license fee from Hengrui in the fourth quarter of 2015.  The Company evaluated the terms of this arrangement under Topic 606 and determined that there were two performance obligations: (1) exclusive license with rights to develop, manufacture and commercialize rolapitant in the China Territories; and (2) provision of technical assistance related to the know-how transfer for the development of the rolapitant formulations.  The Company further determined that the transaction price for this arrangement included the $1.0 million up-front consideration received and a future regulatory development milestone of $1.0 million.  This future milestone payment related to the submission of the clinical trial application with the China Food and Drug Administration.  The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

All performance obligations were recognized in 2015 and 2016, including a $1.0 million future regulatory development milestone that the Company assessed as probable.  During the first quarter of 2018, Hengrui ceased development activities related to the licensed product.  Accordingly, the Company re-evaluated the probability of the milestone, including its impact on the transaction price, and recognized a $1.0 million reversal of license revenue during the three months ended March 31, 2018.  In August 2018, the Company and Hengrui terminated the license agreement. No revenue was recognized during the three months ended September 30, 2018 or the three and nine months ended September 30, 2017.

13.  VARUBI Transaction

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

In connection with the Sale, the Company assigned to TerSera its rights and obligations under a number of commercial contracts, including (i) the Company’s contracts with commercial manufacturing organizations for the global supply of rolapitant, except for certain contracts that are specific to packaging outside of the Territory, and (ii) the Company’s exclusive license agreement with OPKO Health, Inc. dated December 10, 2010, as previously amended, for certain patent rights and know-how related to rolapitant.  Simultaneously with the closing of the Sale, the Company and TerSera entered into a license agreement pursuant to which TerSera granted the Company an exclusive sublicense under such patent rights and to such know-how for the development and commercialization of the Products outside of the Territory.

For the three and nine months ended September 30, 2018, the Company recorded  a $17.6 million pre-tax gain on the Sale in its condensed consolidated statements of operations and comprehensive loss.    The Company determined that the Sale does not qualify for reporting as discontinued operations, as the Sale does not constitute on its own a strategic shift that will have a major effect on the Company’s operations and its financial results.

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

Overview

We are a commercial-stage biopharmaceutical company devoted to providing transformative therapies to people bravely facing cancer.  Our primary focus is to develop and commercialize treatments for solid tumors using various approaches, including small molecules and immuno-oncology antibodies, as monotherapies and in combinations.  We have in-licensed and are developing several oncology-related product candidates, and we have entered into several research collaborations with third parties for the discovery of new candidates.  We have also entered into arrangements with other companies for the development and commercialization of certain of our product candidates in specific indications and/or geographies.

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

In January 2018, after post-marketing reports of side effects experienced following the commercial introduction of VARUBI IV, we updated the VARUBI IV package insert, including modifications to the contraindications, warnings and precautions, and adverse reactions sections, and issued a “Dear Healthcare Professional Letter” to healthcare providers to highlight the updates.  In February 2018, we determined that we would cease marketing and distribution of VARUBI IV and pursue strategic alternatives for the VARUBI brand.  In June 2018, we entered into an agreement with TerSera Therapeutics LLC, or TerSera, pursuant to which we sold to TerSera our rights to VARUBI in the United States and Canada, and the transaction closed in July 2018.  We are continuing to market and sell VARUBY in Europe.  For additional details, see Note 13, “VARUBI Transaction”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report on Form 10-Q.

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

•

In April 2018, we presented summary initial data from the Phase 1 GARNET trial of TSR-042 in patients with microsatellite instability high, or MSI-H, endometrial cancer and non-small cell lung cancer, or NSCLC, during the American Association for Cancer Research Annual Meeting.  At the European Society for Medical Oncology 2018 Congress in October, we summarized updated safety and efficacy data from the GARNET cohort of patients with MSI-H endometrial cancer, which showed robust clinical activity of TSR-042.  We expect to complete enrollment in the MSI-H endometrial cohort of the GARNET trial by the end of 2018.  The GARNET trial is intended to support a biologics license application submission to the FDA in 2019.

•

In April 2018, we announced positive top-line results from the QUADRA trial, which was designed to assess clinical benefit of ZEJULA treatment in heavily pre-treated patients with ovarian cancer.  Results successfully achieved the pre-specified primary endpoint and demonstrated ZEJULA monotherapy activity in a biomarker selected patient population.

•

In June 2018, we summarized the results of the TOPACIO trial during the 2018 Annual Meeting of the American Society of Clinical Oncology.  TOPACIO data for niraparib in combination with an anti-PD-1 antibody demonstrated encouraging activity in platinum-resistant/refractory ovarian cancer and triple-negative breast cancer beyond patients with BRCA mutations.

•

In September 2018, we announced the initiation of a second stage of the JASPER study that is designed to assess clinical benefit of ZEJULA in combination with an anti-PD-1 antibody in first-line NSCLC patients.  Preliminary results suggest that the combination of ZEJULA and an anti-PD-1 antibody could be active as a first-line treatment for patients with NSCLC and high levels of PD-L1 expression.

As of September 30, 2018, we had an accumulated deficit of $1.9 billion.  Our net losses were $466.6 million, $496.1 million, $374.2 million, and $247.7 million for the nine months ended September 30, 2018 and the years ended December 31, 2017, 2016, and 2015, respectively.  We expect to incur significant expenses and operating losses for the foreseeable future.  Overall, we expect operating expenses to increase over current levels as we continue to incur costs related to: (i) our ongoing U.S. and international commercialization and pre-commercial activities including executing related marketing and promotional programs for the launches and commercialization of ZEJULA; (ii) the advancement of clinical trial and other development and regulatory activities under our current development programs for niraparib, TSR-042, TSR-022 and TSR-033, and our collaborations; (iii) expanding our international operations; and (iv) other research and development activities and potential future collaborative or in-licensed development programs.  Operating expenses (research and development and selling, general and administrative expenses) could fluctuate up or down from quarter to quarter, based on the timing and magnitude of activities taking place in a given quarter.  In addition, future license payments or milestone payments could cause our total operating expenses and cash usage to fluctuate.  If we obtain regulatory approval for any of our other product candidates, or if we anticipate the near-term possibility of obtaining regulatory approval, we expect that we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution.  We will also continue to incur interest expense related to our outstanding convertible debt and term loan.  The actual amount of many of the expenditures described above will depend on numerous factors, including the timing of expenses and the timing, progress and results of our clinical trials and other development and regulatory activities, and commercialization efforts for ZEJULA. Accordingly, until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance our operations in part through additional public or private equity or debt offerings, and we may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenues

Product revenue is derived from sales of ZEJULA and VARUBI in the United States, and ZEJULA and VARUBY in Europe.  In June 2018, we entered into an agreement with TerSera pursuant to which we sold to TerSera our rights to VARUBI in the United States and Canada, and the transaction closed in July 2018.  We are continuing to market and sell VARUBY in Europe.

License, collaboration and other revenues relate to our license agreements with Takeda, Janssen, Zai Lab and Hengrui.  Takeda has licensed the rights to develop and commercialize niraparib for the treatment of all tumor types in Japan, and all tumor types excluding prostate cancer in certain other specified countries.  Janssen has licensed the rights to develop, manufacture and commercialize niraparib worldwide (except for Japan) for the treatment of prostate cancer.  Zai Lab has licensed the rights to develop and commercialize niraparib for China, Hong Kong and Macao, or the China Territories, except for prostate cancer.  In October 2018, Zai Lab announced that the Hong Kong Department of Health had approved ZEJULA for adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian cancer who are in a complete response or partial response to platinum-based chemotherapy, and that Zai Lab expects to commence sales of ZEJULA in Hong Kong in late 2018.

 Hengrui previously licensed the rights to develop, manufacture and commercialize rolapitant in the China Territories.  During the first quarter of 2018, Hengrui ceased development activities related to rolapitant, and in August 2018, the Company and Hengrui terminated the license agreement.

Cost of Sales – Product

Product cost of sales consists primarily of materials used in commercial product manufacturing, third-party contract manufacturing costs, and royalties related to our licensing agreements.

Cost of Sales – Intangible Asset Amortization

Intangible asset amortization classified as cost of sales consists of amortization of capitalized milestone payments made to third parties subsequent to regulatory approval for acquired and in-licensed product candidates.

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

•

the cost of acquiring, developing and manufacturing biologic drug substance for product candidates that have not received regulatory approval, clinical trial materials and other research and development materials;

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

Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and manufacturing costs.  We expect that our total future research and development costs will continue to increase over current levels, depending on the progress of our clinical development programs.  We also anticipate increasing costs associated with our collaborations, manufacturing activities, and potential development milestone payments.  More specifically, we expect costs to increase, including as we: continue our currently ongoing clinical trials, continue our manufacturing development and validation, and initiate additional investigative and collaborative studies related to niraparib; incur research and development related milestones; incur increased discovery, development and manufacturing related expenses associated with our immuno-

oncology platform and related collaborations; lease additional facility space; and hire additional development and scientific personnel.

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

The following table presents research and development expenses and acquired in-process research and development expenses on a program-specific basis for our in-licensed products and product candidates for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Niraparib Expenses
Acquired in-process research and development	$—	$—
Research and development	89,666	63,629
Niraparib total	89,666	63,629

Immuno-Oncology Expenses
Acquired in-process research and development	—	7,000
Research and development:
TSR-042	42,112	17,489
TSR-022	19,228	8,911
TSR-033	6,092	4,760
Combinations and other	8,049	10,765
Immuno-Oncology total	75,481	48,925

Rolapitant Expenses
Acquired in-process research and development	—	—
Research and development	2,287	7,825
Rolapitant total	2,287	7,825

Personnel and Other Expenses	121,117	97,531

Total	$288,551	$217,910

For further discussion of the changes in our research and development expenses with respect to the nine months ended September 30, 2018 and the corresponding period of 2017, see “Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2018 and 2017 — Research and Development Expenses” below.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

(data in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
Revenues:
Product revenue, net	$63,612	$41,755	$21,857	52%	$170,312	$72,723	$97,589	134%
License, collaboration and other revenues	787	101,011	(100,224)	(99%)	1,037	102,580	(101,543)	(99%)
Total revenues	64,399	142,766	(78,367)	(55%)	171,349	175,303	(3,954)	(2%)

Expenses:
Cost of sales – product	14,225	6,216	8,009	129%	37,735	10,280	27,455	267%
Cost of sales – intangible asset amortization	728	1,254	(526)	(42%)	3,663	4,723	(1,060)	(22%)
Research and development	94,188	73,388	20,800	28%	288,551	210,910	77,641	37%
Selling, general and administrative	93,497	83,998	9,499	11%	287,137	246,239	40,898	17%
Acquired in-process research and development	—	—	—	0%	—	7,000	(7,000)	(100%)
Total expenses	202,638	164,856	37,782	23%	617,086	479,152	137,934	29%

Loss from operations	(138,239)	(22,090)	(116,149)	526%	(445,737)	(303,849)	(141,888)	47%
Gain on sale of business	17,627	—	17,627	n/m	17,627	—	17,627	n/m
Other income (expense), net	(16,154)	(3,048)	(13,106)	430%	(37,715)	(9,941)	(27,774)	279%
Loss before income taxes	(136,766)	(25,138)	(111,628)	444%	(465,825)	(313,790)	(152,035)	48%

Provision for income taxes	322	139	183	132%	730	271	459	169%

Net loss	$(137,088)	$(25,277)	$(111,811)	442%	$(466,555)	$(314,061)	$(152,494)	49%

n/m = not meaningful

Product Revenue.  Net product revenue relates to sales of ZEJULA and VARUBI/VARUBY in the U.S. and Europe.  For the nine months ended September 30, 2018, sales of ZEJULA in Europe accounted for over 25% of total net ZEJULA product revenues.  The following table presents net product revenues by product for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
ZEJULA	$63,226	$39,375	$23,851	61%	$165,989	$65,321	$100,668	154%
VARUBI/VARUBY	386	2,380	(1,994)	(84%)	4,323	7,402	(3,079)	(42%)
Product revenue, net	$63,612	$41,755	$21,857	52%	$170,312	$72,723	$97,589	134%

We began to recognize revenues on sales of ZEJULA in the U.S. starting in the second quarter of 2017, and in Europe late in the fourth quarter of 2017.  For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, net ZEJULA product revenues increased primarily due to the launch in Europe in late 2017, and higher average revenue per unit in the U.S., due to the introduction of a more convenient packaging format this quarter.  For the three month year-over-year comparative periods, these increases were partially offset by lower U.S. ex-factory volumes associated with the bolus of patients added in the third quarter of 2017, our second quarter of launch.  With respect to ZEJULA net product revenues for the three months ended September 30, 2018, the average net sales price per unit to us was approximately 85% of the Wholesale Acquisition Cost, or WAC, which is the gross list price at which our direct customers purchase each unit, as compared to 89% of WAC for the same period in 2017.

In June 2018, we entered into an agreement with TerSera, pursuant to which we sold to TerSera our rights to VARUBI in the United States and Canada, and the transaction closed in July 2018.  We are continuing to market and sell VARUBY in Europe.

License, Collaboration and Other Revenues.    License, collaboration and other revenues were $0.8 million and $101.0 million, respectively, for the three months ended September 30, 2018 and 2017 and $1.0 million and $102.6 million, respectively, for the nine months ended September 30, 2018 and 2017. The decreases primarily relate to the $100.0 million up-front payment we received under our license agreement with Takeda during the three months ended September 30, 2017.

Cost of Sales - Product. Cost of sales were $14.2 million and $6.2 million for the three months ended September 30, 2018 and 2017 and $37.7 million and $10.3 million for the nine months ended September 30, 2018 and 2017, respectively.  These amounts consist of costs associated with the manufacturing of ZEJULA and VARUBI and royalties owed to our licensors for such sales, as well as costs of product provided under our sampling and other commercial programs and certain period costs.  The increases  were primarily related to the increases in ZEJULA net revenues, as well as higher supplier set-up and transition expenses.  Also, cost of product sales for the nine months ended September 30, 2018 includes a charge of $3.4 million relating to the write-off of prepayments we made to a contract manufacturer for ZEJULA.  We had expected to recover this amount in future periods, but during the nine months ended September 30, 2018, we concluded that this amount is now unlikely to be recovered due to expected changes in our future purchasing volume from this manufacturer.    Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of units recognized as revenue during the nine months ended September 30, 2018 and 2017 were expensed prior to the respective initial regulatory approval dates, and therefore are not included in cost of sales during these periods.  We expect cost of sales to increase in relation to net product revenues as we deplete these inventories, which is expected by the second half of 2019 for ZEJULA.

Cost of Sales - Intangible Asset Amortization. The amounts of $0.7 million and $1.3 million for the three months ended September 30, 2018 and 2017, and $3.7 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively, consist of amortization of intangible assets recorded as a result of post-approval milestones paid to licensors.  During the three months ended September 30, 2018, $16.8 million of intangible assets (net book value) were derecognized from the condensed consolidated balance sheet in connection with the VARUBI divestiture transaction, resulting in the lower amortization expense.  The decrease for the nine months ended September 30, 2018 was primarily related to the VARUBI divestiture transaction and a one-time cumulative catch-up related to a capitalized milestone recorded upon the first commercial sale of VARUBY in Europe during the three months ended June 30, 2017.

Research and Development Expenses.  Research and development expenses were $94.2 million for the three months ended September 30, 2018, compared to $73.4 million for the three months ended September 30, 2017, an increase of $20.8 million.

Significant increases for the three months ended September 30, 2018 compared to the same period in 2017 included:

•

an increase of $10.2 million in costs associated with our immuno-oncology platform related to the TSR-042 and TSR-022 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities; and

•	an increase of $9.2 million in costs associated with our niraparib program, primarily related to increased clinical trial activities.

Research and development expenses were $288.6 million for the nine months ended September 30, 2018, compared to $210.9 million for the nine months ended September 30, 2017, an increase of $77.7 million.

Significant increases for the nine months ended September 30, 2018 compared to the same period in 2017 included:

•

an increase of $26.6 million in costs associated with our immuno-oncology platform related to the TSR-042 and TSR-022 clinical trials, biologics manufacturing and non-clinical and other immuno-oncology program research activities;

•	an increase of $26.0 million in costs associated with our niraparib program, primarily related to increased clinical trial activities; and

•

an increase of $24.0 million in personnel and other costs (excluding stock-based compensation), primarily related to increased research and development headcount supporting the growth of our development activities, and costs related to research collaborations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $93.5 million for the three months ended September 30, 2018, compared to $84.0 million for the three months ended September 30, 2017, an increase of $9.5 million.  The increase was primarily due to increases of: $5.3 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of ZEJULA, and hiring to support our international operations; $1.0 million of facility-related costs, and $1.1 million in stock-based compensation expense.  Selling, general and administrative expenses were $287.1 million for the nine months ended September 30, 2018, compared to $246.2 million for the nine months ended September 30, 2017, an increase of $40.9 million.  The increase was primarily due to increases of: $19.7 million in salaries, benefits and other personnel-related costs (excluding stock-based compensation), primarily due to the hiring of sales, marketing, medical affairs and other support personnel associated with the commercialization of ZEJULA, and hiring to support our international operations; $3.9 million of facility-related costs, and $12.8 million in stock-based compensation expense.

Acquired In-Process Research and Development.  There were no acquired in-process research and development expenses for the three months ended September 30, 2018 or 2017.  Acquired in-process research and development expenses for the nine months ended September 30, 2017 were $7.0 million, comprised of two milestones paid to AnaptysBio related to TSR-033 and TSR-042.

Other Income (Expense), Net.  Other income (expense) is primarily comprised of interest expense related to our Convertible Notes and our term loan, and interest income earned on cash and cash equivalents.  Interest expense for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, increased primarily due to interest on the term loan.  Other income (expense) for three and nine months ended September 30, 2018 also included a $17.6 million gain on the sale of our rights to VARUBI in the United States and Canada to TerSera.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $476.8 million.  Since our inception in 2010, we have funded our operations primarily through public offerings of our common stock, the private placement of our equity securities, the issuance of convertible notes and a term loan financing.  From inception through September 30, 2018, we received $2.1 billion in total net cash proceeds from these sources.

Cash Flows

The following table presents the primary sources and uses of cash for each of the periods noted (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):		(as revised)
Operating activities	$(393,794)	$(243,185)
Investing activities	31,243	(46,926)
Financing activities	204,734	25,841
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,409)	498
Decrease in cash, cash equivalents and restricted cash	$(160,226)	$(263,772)

Cash Flows from Operating Activities

The use of cash in operating activities during both the nine months ended September 30, 2018 and 2017 resulted primarily from our net losses adjusted for non-cash charges.  Net cash used in operating activities increased by $150.6 million for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to the inclusion of the $100.0 million up-front payment received from Takeda in cash used in operating activities during the nine months ended September 30, 2017.  Increases in headcount in research and development and selling, general and administrative functions, as well as increased external research and development expenses for niraparib and our immuno-oncology portfolio, also contributed to the increase in cash used in operating activities.  Higher purchases of ZEJULA inventories during the nine months ended September 30, 2018 also contributed to the increase.

Cash Flows from Investing Activities

Net cash provided by investing activities of $31.2 million for the nine months ended September 30, 2018 consisted of the $35.0 million payment received from TerSera for the sale of VARUBI rights for the U.S. and Canada, net of $3.8 million used for purchases of property and equipment.  Net cash used in investing activities of $46.9 million for the nine months ended September 30, 2017 consisted of $42.0 million of milestones paid and $4.9 million used for purchases of property and equipment.

Cash Flows from Financing Activities

The increase of $178.9 million in net cash provided by financing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to cash proceeds of $196.0 million from the draw of Tranche B of our Term Loan in June 2018.  There were no similar financing transactions in the nine months ended September 30, 2017.  In addition, cash proceeds from exercises of stock options and employee stock purchase plan purchases decreased from $25.8 million for the nine months ended September 30, 2017 to $8.7 million for the nine months ended September 30, 2018.

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

•	the initiation, progress, timing, costs and results of clinical trials for our current product candidates and any future product candidates we may in-license;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities for niraparib and our immuno-oncology antibody product candidates;

•	the cost and timing of clinical development activities for niraparib;

•	the cost and timing of preclinical and clinical development and manufacturing activities associated with our immuno-oncology antibody product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights that we own or control;

•	the cost of acquiring or in-licensing global rights for additional product candidates;

•	the amount and timing of milestone payments and royalties we may potentially receive from our licensees pursuant to our out-license arrangements;

•	the amount and timing of potential conversion requests, if any, and interest expense associated with our Convertible Notes; and

•	our need to repay amounts due under our loan agreement.

If we lack sufficient capital to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

Other than the Tranche B Term Loan draw during the nine months ended September 30, 2018, as described in Note 6, “Debt”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART IIOTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the heading “Litigation and Other Proceedings” in Note 11,  “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements (unaudited)”, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Risks Related to Our Business and Industry

We face substantial competition for our marketed product ZEJULA and our product candidates, which could limit our ability to generate significant product sales.

The development and commercialization of new drug products is highly competitive.  Many of our competitors are more established companies and may therefore have competitive advantages due to their size, cash flows, and institutional experience.  We may be unable to compete successfully against these more established companies.

There are a number of large pharmaceutical and biotechnology companies that market and sell products or are pursuing the development of products that compete or we expect will compete with ZEJULA.  There are currently two commercially available PARP inhibitors for ovarian cancer other than ZEJULA.  AstraZeneca Plc’s LYNPARZA® (olaparib) was initially approved by the U.S. Food and Drug Administration, or FDA, for use by ovarian cancer patients with a germline BRCA mutation, and was granted a new approval in August 2017 by the FDA for use as a maintenance treatment for recurrent, epithelial ovarian, fallopian tube or primary peritoneal adult cancer who are in response to platinum-based chemotherapy, regardless of BRCA status.  In May 2018, the European Commission, or EC, approved LYNPARZA for a new tablet formulation and a broad maintenance label.    In October 2018, AstraZeneca announced results from its Phase 3 SOLO-1 trial, testing olaparib tablets as a maintenance treatment for patients with newly-diagnosed, advanced BRCA-mutated ovarian cancer who were in complete or partial response following first-line standard platinum-based chemotherapy.  Results demonstrated improvement in progression-free survival for olaparib compared to placebo, reducing the risk of disease progression or death by 70%.  In addition, Clovis Oncology, Inc.’s RUBRACA® (rucaparib) was approved in December 2016 by the FDA for use as a monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies.  In April 2018, the FDA granted an expanded approval of RUBRACA for the maintenance treatment of adult women with recurrent ovarian cancer who have responded to their latest treatment with platinum chemotherapy, regardless of BRCA status, and in May 2018, the EC authorized RUBRACA as a third line treatment of adult women with platinum sensitive, relapsed or progressive ovarian cancer with a BRCA-mutation and who are unable to tolerate further platinum chemotherapy.  Clovis is expecting an expanded EC approval for maintenance treatment by the first quarter of 2019.

In January 2018, the FDA approved LYNPARZA for patients with deleterious or suspected deleterious BRCA-mutated HER2-negative metastatic breast cancer who have been previously treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting.  AstraZeneca is also awaiting a decision from the EMA’s Committee for Medicinal Products for Human Use for LYNPARZA for the same indication by the end of 2018.  Additionally, in October 2018, Pfizer’s talazoparib became the second PARP inhibitor to gain FDA approval for metastatic breast cancer in patients with an inherited BRCA mutation.

Recent PARP inhibitor developments have been made in additional tumor types.  In October 2018, the FDA granted LYNPARZA orphan drug designation for the treatment of pancreatic cancer, and granted RUBRACA breakthrough therapy designation as a monotherapy for treatment of adult patients with BRCA1/2 mutated metastatic castrate-resistant prostate cancer who have received at least one prior androgen receptor directed therapy and taxane-

based chemotherapy.  Each of LYNPARZA and RUBRACA would be the first PARP inhibitor approved for these respective indications.

We believe there are also several additional products in clinical development targeting the PARP pathway, as detailed in Part I, Item 1, “Business – Competition” of our Annual Report on Form 10-K for the year ended December 31, 2017.  Both LYNPARZA and rucaparib have received “orphan drug designation” from the EC, which provides certain benefits including market exclusivity for up to ten years in the approved indication post-approval.  In addition to other PARP inhibitors, ZEJULA also competes with AVASTIN® (bevacizumab), Roche’s angiogenesis inhibitor.  AVASTIN is FDA- and EC-approved in combination with chemotherapy for the treatment of recurrent ovarian cancer following platinum-containing chemotherapy (platinum-sensitive and platinum-resistant) as well as front-line treatment in combination with chemotherapy.

We are aware of several companies that have antibody-based products on the market or in clinical development that are directed at the same biological targets as some of our immuno-oncology programs.  There are currently three anti-PD-1 antibody products and three anti-PD-L1 antibody products being marketed.  OPDIVO® (nivolumab, marketed by Bristol-Myers Squibb) is approved in a number of indications as a monotherapy or in combination with other products; KEYTRUDA® (pembrolizumab, marketed by Merck) is approved in a number of indications as a monotherapy or in combination with other products; TECENTRIQ® (atezolizumab, marketed by Roche) is approved in patients with various forms of locally advanced or metastatic urothelial carcinoma or metastatic non-small cell lung cancer, or NSCLC; IMFINZI® (durvalumab, marketed by AstraZeneca) was approved in 2017 for patients with various forms of locally advanced or metastatic urothelial carcinoma, and for patients with unresectable Stage III NSCLC whose disease has not progressed following chemoradiation; and BAVENCIO® (avelumab, co-marketed by Merck KGaA and Pfizer) was approved in 2017 for adults and pediatric patients 12 years and older with metastatic Merkel cell carcinoma and for patients with various forms of locally advanced or metastatic urothelial carcinoma.  In September 2018, the FDA approved LIBTAYO® (cemiplimab-rwlc) (co-marketed by Regeneron Pharmaceuticals and Sanofi) for the treatment of metastatic cutaneous squamous cell carcinoma, or CSCC.  Although there are currently no anti-TIM-3 antibody products or anti-LAG-3 antibody products being marketed, we are aware that five companies, Novartis, Eli Lilly,  Bristol-Myers Squibb, or BMS, Incyte and Symphogen have anti-TIM-3 modulator antibodies in Phase 1 or 1/2 clinical development for various indications.  We are also aware of several companies that have anti-LAG-3 modulators in development for various indications, including BMS, which has an anti-LAG-3 antibody in Phase 3 clinical development; Novartis, which has an anti-LAG-3 antibody in Phase 2 clinical development; and Merck, Boehringer Ingelheim, Regeneron Pharmaceuticals, Symphogen and Incyte, each of which has an anti-LAG-3 antibody in Phase 1 clinical development.

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

Our ability to successfully commercialize our products and generate revenues outside of the U.S. depends heavily on our ability to secure adequate pricing and reimbursement from government and other third-party payors for ZEJULA and our other product candidates in each country in which we market and sell our products.

Outside the U.S., certain countries, including a number of EU Member States and other European countries, set prices and reimbursement for pharmaceutical products, or medicinal products as they are commonly referred to in the EU, with limited participation from the marketing authorization holders.  We cannot be sure that the prices and reimbursement ultimately offered for our products, including ZEJULA, will be acceptable to us or our collaborators.  If the pricing and reimbursement authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive to us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability and commercial viability of our drug products, in those countries would be negatively affected.  An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems.  These international price control efforts have impacted all regions of the world, but have been very comprehensive in the EU.

Some countries require approval of the sale price of a product before it can be marketed, such as Spain, Italy and others.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.  Additionally, in certain large European countries, such as Germany, we were allowed to set the launch price for ZEJULA for the initial launch period without approval of the competent government authorities.  However, within the initial launch period, we have to negotiate the price for ZEJULA with the authorities, which will likely result in a decrease in the price for ZEJULA for future periods.  Such price decreases could be meaningful and may have an adverse impact on our revenues from such countries going forward.

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

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment No. 1 to Exclusive License Agreement, dated July 16, 2018, by and between the Company and Millennium Pharmaceuticals, Inc.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESARO, INC.

By:	/s/ Leon O. Moulder, Jr.
Leon O. Moulder, Jr.
Chief Executive Officer
(principal executive officer)

Date:	November 2, 2018

By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	November 2, 2018